Form 10QSB
period 2003-08-31
RUB A DUB SOAP INC
filed 2003-11-26
CIK 1169138

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended August 31, 2003

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                        Commission file number: 333-98315


                              RUB A DUB SOAP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Colorado                                      84-1609495
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

13279 West Ohio Avenue            Lakewood, Colorado            80228
------------------------------------------------------------------------
 (Address of principal executive offices)                    (Zip  Code)

                                 (303) 949-5834
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


--------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes  X      No
             -----      -----


     Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

                                                          Shares  Outstanding
            Class of Securities                           at November 25, 2003
            -------------------                           -------------------

            Common Stock, .001 par value                       3,583,000


     Transitional Small Business Disclosure Format

          Yes         No  X
             -----      -----

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

Item 1.  Financial Statements
-----------------------------













                              Rub A Dub Soap, Inc.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                                 August 31, 2003

                              Rub A Dub Soap, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 August 31, 2003






                                    CONTENTS
                                    --------




Page
----


BALANCE SHEET                                                               F-1

STATEMENT OF OPERATIONS                                                     F-2

STATEMENT OF CASH FLOWS                                                     F-3

STATEMENT OF STOCKHOLDERS' EQUITY                                           F-4

NOTES TO FINANCIAL STATEMENTS                                               F-5

                              Rub A Dub Soap, Inc.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                 August 31, 2003




ASSETS
------

CURRENT ASSETS
  Cash and cash equivalents                                     $         513
  Inventory                                                             2,924
                                                                --------------

    Total current assets                                                3,437
                                                                --------------

EQUIPMENT - AT COST
  Furniture and equipment                                              11,834
  Less accumulated depreciation                                         4,269
                                                                --------------

                                                                        7,565

    TOTAL ASSETS                                                $      11,002
                                                                ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES
  Accounts payable                                              $       3,663
  Shareholder loan                                                      3,000
                                                                --------------

    Total current liabilities                                           6,663
                                                                --------------

STOCKHOLDERS' EQUITY
Preferred stock, .01 par value; 10,000,000 shares
  authorized; no shares issued and outstanding                              -
Common stock, .001 par value; 100,000,000 shares
  authorized; 3,583,000 shares issued and outstanding                   3,583
Additional paid-in capital                                            116,067
Deficit accumulated during the development stage                     (115,311)
                                                                --------------

                                                                        4,339

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $      11,002
                                                                ==============











    The accompanying notes are an integral part of the financial statements.

                              Rub A Dub Soap, Inc.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS



                                           For the period
                                           from inception               For the three months
                                        (September 28, 2001)              ended August 31,
                                            to August 31,       ------------------------------------
                                                2003                  2003                2002
                                        --------------------    ----------------    ----------------

Revenues                                $            2,904      $          187      $          371

Cost of sales                                        1,602                 103                  48
                                        --------------------    ----------------    ----------------

  Gross profit                                       1,302                  84                 323

General and administrative expenses                116,028               3,999               9,533
                                        --------------------    ----------------    ----------------

  Loss from operations                            (114,726)             (3,915)             (9,210)
                                        --------------------    ----------------    ----------------

Other income (expense)
  Interest income                                      133                   -                  24
  Other miscellaneous income                            50                   -                   -
  Loss on sale of assets                              (768)                  -                   -
                                        --------------------    ----------------    ----------------

    NET LOSS                            $         (115,311)     $       (3,915)     $       (9,186)
                                        ====================    ================    ================

NET LOSS PER SHARE
  Loss from continuing operations       $               (0)     $            -      $            -
                                        ====================    ================    ================

WEIGHTED AVERAGE NUMBER
  OF SHARES OF COMMON
  STOCK AND COMMON STOCK
  EQUIVALENTS OUTSTANDING                        3,510,139           3,583,000           3,431,223
                                        ====================    ================    ================

























    The accompanying notes are an integral part of the financial statements.

                              Rub A Dub Soap, Inc.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS



                                                     For the period
                                                     from inception               For the three months
                                                  (September 28, 2001)              ended August 31,
                                                     to August 31,        ------------------------------------
                                                          2003                  2003                2002
                                                  --------------------    ----------------    ----------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                          $         (115,311)     $       (3,915)     $       (9,186)
Adjustments to reconcile net loss to net cash
  flows from operating activities:
    Stock for services                                        74,280                   -                   -
    Depreciation                                               4,269                 680                 641
    Increase in inventory                                     (2,924)                 82              (1,473)
    Decrease in accounts receivable                                -                   -                  95
    Increase (decrease) in accrued expenses                        -                   -                  (9)
    Increase (decrease) in accounts payable                    3,663               2,847                 591
                                                  --------------------    ----------------    ----------------

      Net cash flows from operating activities               (36,023)               (306)             (9,341)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                         (11,834)                  -                (728)
                                                  --------------------    ----------------    ----------------

      Net cash flows from investing activities               (11,834)                  -                (728)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from notes payable                                  3,000                   -                (365)
  Issuance of common stock                                    45,370                   -                   -
                                                  --------------------    ----------------    ----------------

      Net cash flows from financing activities                48,370                   -                (365)
                                                  --------------------    ----------------    ----------------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                           513                (306)            (10,434)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                              -                 819              15,722
                                                  --------------------    ----------------    ----------------

CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                   $              513      $          513      $        5,288
                                                  ====================    ================    ================


















    The accompanying notes are an integral part of the financial statements.

                              Rub A Dub Soap, Inc.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
           For the initial period from inception (September 28, 2001)
                               to August 31, 2003




                                                                                         Deficit
                                                  Common stock                         accumulated
                                          ---------------------------    Additional     during the       Total
                                           Number of                      paid-in      development    stockholders'
                                             shares         Amount        capital         stage          equity
                                          ------------   ------------   ------------   ------------   ------------
Common stock issued
  September 2001 - for equipment            3,000,000    $     3,000    $        50    $         -    $     3,050
  November 2001 - for cash and services       135,000            135         26,865              -         27,000
  December 2001 - for cash and services       135,000            135         26,865              -         27,000
  January 2002 - for cash and services        100,000            100         19,900              -         20,000
  January 2002 - for cash                     212,250            213         42,237              -         42,450
  February 2002 - for cash                        750              -            150              -            150

Net loss for the period ended
  May 31, 2003                                      -              -              -       (111,396)      (111,396)
                                          ------------   ------------   ------------   ------------   ------------

Balance, May 31, 2003                       3,583,000          3,583        116,067       (111,396)         8,254

Net loss for the period ended
  August 31, 2003                                   -              -              -         (3,915)        (3,915)
                                          ------------   ------------   ------------   ------------   ------------

Balance, August 31, 2003                    3,583,000    $     3,583    $   116,067    $  (115,311)   $     4,339
                                          ============   ============   ============   ============   ============




























    The accompanying notes are an integral part of the financial statements.

                              Rub A Dub Soap, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                 August 31, 2003



1.   Management's Representation of Interim Financial Information
     ------------------------------------------------------------
     The accompanying financial statements have been prepared by Rub A Dub Soap, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments, which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at May 31, 2003.

Item 2.  Management's Discussion and Analysis or Plan of Operation
------------------------------------------------------------------

Liquidity and Capital Resources
-------------------------------

     The Company recently completed its registration statement, but has yet to issue stock under a public offering. A private offering was completed in February 2002, issuing 3,583,000 shares of stock for $45,370 in cash and $74,280 worth of services. At August 31, 2003 and 2002, the Company had total liquid capital resources (cash) of $513 and $5,288 respectively.

     Management anticipates the sale of stock over the course of the next 12 months in order to expand operations and pay for administrative expenses. If the Company is unable to complete a successful stock offering, the capital resources currently available may not be sufficient to maintain operations for the coming year.

Results of Operations
---------------------

     The Company is a development stage company and has incurred a net loss of $(115,311) for the period from inception (September 28, 2001) through August 31, 2003. Of this loss, the sum of $71, 230 represents compensation expense that was recorded for financial statement purposes in connection with our issuance of 370,000 shares of our common stock to three individuals for $2,770 in cash at the rate of $.007 per share. This amount was calculated based upon the difference between the most recent price of $.20 per share that we charged for the sale of shares of our common stock and the actual proceeds of $.007 that these three individuals paid for the acquisition of the shares.

     The causes underlying our operating losses include, primarily, (i) insufficient capital available for the purchase of soap ingredients, packaging materials and soap making equipment, marketing and sales, general and administrative expenses, new product development and enhancement of our web site; limited sales and marketing activities; (ii) limited prior experience as an online retailer; insufficient customer traffic to our web site; (iii) an inadequate volume of online purchases; (iv) an insufficient number of strategic relationships needed to help promote our web site; (v) an insufficient number of personnel; and (vi) only one product line and a limited number of products available for sale. We are currently taking steps to increase our inventory of soaps and gift baskets. We plan on conducting a public offering to raise additional capital for all of the activities listed in (i) immediately above. We are striving to improve our skills as an online retailer and establish strategic relationships with other natural product and related web sites and portals that can drive customer traffic to our web site.

     We have only conducted operations as an online retailer of handmade, natural, vegetable-based soaps and gift baskets since January 2001. We successfully completed a test marketing trial in four of eleven Hallmark card stores located in the Denver, Colorado, area and Phoenix, Arizona, in late September 2002. Stacy's Hallmark, owner of the stores, advised us that, if we improved our packaging, it would conduct a full marketing campaign and promotion of our handmade, natural, vegetable-based soaps and gift baskets in all eleven stores. We modified our packaging to satisfy Stacy's Hallmark and we expect to receive an order for soaps and/or gift baskets in the near future. We have plans to commence attending trade shows with the proceeds anticipated from a public offering. Although we intend to generate direct product sales from individually-hosted parties, no such parties have been held as of August 31, 2003. Accordingly, we believe that we have been operational for a length of time inadequate for us to discern any significant trends in our historical operating results. However, we have observed that the gift basket portion of our business is seasonal in that sales increase on holidays and, in particular, Mother's Day. The seasonality of our business is expected to diminish as online sales increase and we continue to increase our marketing and expand, enhance and improve our web site. Also, we experienced increasing sales until May 2002, when sales decreased, in our opinion, coincident with the general downturn in the economy. We believe, although we cannot be certain, that increasing consumer interest in natural products of all types, including the handmade, natural, herbal soaps that we produce, will enable us to increase our annual sales in the future. While we believe that this phenomenon will favorably impact the results of our operations in the next twelve months, we are unable to quantify the probable extent of this expected impact.

     During the quarter ending August 31, 2003 and 2002, the Company experienced revenues of $187 and $371 and a net loss of $(3,915) and $(9,186), respectively. The decrease in net loss is due to a decrease in administrative costs to fulfill registration and filing requirements. Net loss per share for the period from inception (September 28, 2001) to August 31, 2003 was $(0.04).

     In the next twelve months, we intend to increase our costs and expenses substantially as we purchase soap ingredients, packaging materials and soap making and office equipment; increase our sales and marketing activities via participation in test marketing trials and other activities calculated to generate sales contracts with wholesalers; attend trade shows; seek to generate direct sales from individually-hosted parties; increase our general and administrative functions to support our growing operations; develop new products such as soap molds and soap making equipment; and further develop our internet web site. The additional revenue that we expect to generate from online operations may not be sufficient to offset these costs and expenses and enable us to operate profitably. Further, our efforts to grow our business may be more expensive than we currently anticipate or these efforts may not result in proportional increases in our revenues. Accordingly, the benefit to us from the anticipated increase in our sales may be negated by the expected significant increases in our costs and expenses. As a result, we believe that we may incur an operating and net loss for at least the next year, and possibly longer, and that the rate at which we incur these losses may increase.

     The recipes for the handmade, natural, vegetable-based soaps we produce were developed by Ms. Lisa R. Powell, the President/Secretary/Treasurer, the sole director and the controlling shareholder of Rub A Dub Soap, and, accordingly, are unique. Further, we know of no online retailers of natural products whose sole product is soap. As a result, there are no standard industry gross margin figures available.

Item 3.  Controls and Procedures
--------------------------------

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the President, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"). Based on this evaluation, the President concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


                           PART II - OTHER INFORMATION
                           ---------------------------

Item 1.  Legal Proceedings
--------------------------

     N/A

Item 2.  Changes in Securities
------------------------------

     N/A

Item 3.  Defaults Upon Senior Securities
----------------------------------------

     N/A

Item 4.  Submission if Matters to a Vote of Security Holders
------------------------------------------------------------

     N/A

Item 5.  Other Information
--------------------------

     N/A

Item 6.  Exhibits and Reports on Form 8-K.
------------------------------------------

     (a)  Exhibits

          31.1 Certification pursuant to Rule 13a-14 (a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

          32.1 Certification of President of the Company,  pursuant to 18 U.S.C.
               Section  1350,  as  adopted   pursuant  to  Section  906  of  the
               Sarbanes-Oxely Act of 2002.

     (b)  Reports on Form 8-K

          None

                                   Signatures
                                   ----------

     Pursuant to the requirements of the Securities Act of 1934, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned duly authorized person.

Date:  November 24, 2003                           Rub A Dub Soap, Inc.
       -----------------                           --------------------


                                                   By: /s/ Lisa R. Powell
                                                      -------------------------
                                                      Lisa R. Powell
                                                      President