Form 10QSB
period 2003-11-30
RUB A DUB SOAP INC
filed 2004-01-14
CIK 1169138

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
                                   -----------

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended November 30, 2003

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number: 333-98315


                              RUB A DUB SOAP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Colorado                                        84-1609495
-------------------------------              ----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

13279 West Ohio Avenue       Lakewood, Colorado                    80228
--------------------------------------------------------------------------
 (Address of principal executive offices)                       (Zip Code)

                                 (303) 949-5834
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X       No
   -----       -----


     Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

                                                     Shares  Outstanding
       Class of Securities                           at January 14, 2004
       -------------------                           -------------------

       Common Stock, .001 par value                       3,679,000


     Transitional Small Business Disclosure Format

Yes          No  X
   -----       -----

                                     PART I
                                     ------


Item 1.  Financial Statements
-----------------------------












                              Rub A Dub Soap, Inc.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                                November 30, 2003

                                    CONTENTS
                                    --------




                                                                         Page
                                                                         ----


BALANCE SHEET                                                             5

STATEMENT OF OPERATIONS                                                   6

STATEMENT OF CASH FLOWS                                                   7

STATEMENT OF STOCKHOLDERS' EQUITY                                         8

NOTES TO FINANCIAL STATEMENTS                                             9

                              Rub A Dub Soap, Inc.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                November 30, 2003




  ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                      $      16,775
  Inventory                                                              3,422
                                                                 --------------

    Total current assets                                                20,197
                                                                 --------------

EQUIPMENT - AT COST
  Furniture and equipment                                               11,834
  Less accumulated depreciation                                          4,949
                                                                 --------------

                                                                         6,885
                                                                 --------------

    TOTAL ASSETS                                                 $      27,082
                                                                 ==============

  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                               $       3,842
  Sales tax payable                                                         19
                                                                 --------------

    Total current liabilities                                            3,861
                                                                 --------------

STOCKHOLDERS' EQUITY
  Preferred stock, .01 par value; 10,000,000 shares
    authorized; no shares issued and outstanding                             -
  Common stock, .001 par value; 100,000,000 shares
    authorized; 3,679,000 shares issued and outstanding                  3,679
  Additional paid-in capital                                           139,971
  Deficit accumulated during the development stage                    (120,429)
                                                                 --------------

                                                                        23,221

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $      27,082
                                                                 ==============












    The accompanying notes are an integral part of the financial statements.

                              Rub A Dub Soap, Inc.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS




                                         For the period
                                         from inception           For the three months                  For the six months
                                      (September 28, 2001)         ended November 30,                   ended November 30,
                                        to November 30,     --------------------------------     --------------------------------
                                              2003               2003              2002               2003              2002
                                        ----------------    --------------    --------------     --------------    --------------

Revenues                                $        3,574      $         669     $         569      $         856     $         940

Cost of sales                                    1,889                287               328                390               376
                                        ----------------    --------------    --------------     --------------    --------------

  Gross profit                                   1,685                382               241                466               564

General and administrative expenses            121,528              5,500             4,893              9,499            14,426
                                        ----------------    --------------    --------------     --------------    --------------

  Loss from operations                        (119,843)            (5,118)           (4,652)            (9,033)          (13,862)
                                        ----------------    --------------    --------------     --------------    --------------

Other income (expense)
  Interest income                                  133                  -                 1                  -                25
  Other miscellaneous income                        49                  -                 -                  -                 -
  Loss on sale of assets                          (768)                 -                 -                  -                 -
                                        ----------------    --------------    --------------     --------------    --------------

    NET LOSS                            $     (120,429)     $      (5,118)    $      (4,651)     $      (9,033)    $     (13,837)
                                        ================    ==============    ==============     ==============    ==============

NET LOSS PER SHARE
  Loss from continuing operations       $        (0.04)     $           -     $           -      $           -     $           -
                                        ================    ==============    ==============     ==============    ==============

WEIGHTED AVERAGE NUMBER
  OF SHARES OF COMMON
  STOCK AND COMMON STOCK
  EQUIVALENTS OUTSTANDING                    3,523,610          3,627,527         3,583,000          3,605,143         3,583,000
                                        ================    ==============    ==============     ==============    ==============















    The accompanying notes are an integral part of the financial statements.

                              Rub A Dub Soap, Inc.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS




                                                    For the period
                                                    from inception            For the six months
                                                 (September 28, 2001)         ended November 30,
                                                   to November 30,     --------------------------------
                                                         2003               2003              2002
                                                   ----------------    --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                           $     (120,429)     $      (9,033)    $     (13,837)
Adjustments to reconcile net loss to net cash
  flows from operating activities:
    Stock for services                                     74,280                  -                 -
    Depreciation                                            4,949              1,359             1,209
    Increase in inventory                                  (3,422)              (416)           (1,185)
    Decrease in accounts receivable                             -                  -                95
    Increase (decrease) in accrued expenses                     -                 19              (319)
    Increase in accounts payable                            3,861              3,027               736
                                                   ----------------    --------------    --------------

      Net cash flows from operating activities            (40,761)            (5,044)          (13,301)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                      (11,834)                 -              (728)
                                                   ----------------    --------------    --------------

      Net cash flows from investing activities            (11,834)                 -              (728)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from (repayments of) notes payable                   -             (3,000)             (365)
  Issuance of common stock                                 69,370             24,000                 -
                                                   ----------------    --------------    --------------

      Net cash flows from financing activities             69,370             21,000              (365)
                                                   ----------------    --------------    --------------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                     16,775             15,956           (14,394)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                           -                819            15,722
                                                   ----------------    --------------    --------------

CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                    $       16,775      $      16,775     $       1,328
                                                   ================    ==============    ==============




















    The accompanying notes are an integral part of the financial statements.

                              Rub A Dub Soap, Inc.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
           For the initial period from inception (September 28, 2001)
                              to November 30, 2003




                                                                                         Deficit
                                                 Common stock                          accumulated
                                          ---------------------------    Additional     during the       Total
                                           Number of                      paid-in      development    stockholders'
                                             shares         Amount        capital         stage          equity
                                          ------------   ------------   ------------   ------------   ------------

Common stock issued
  September 2001 - for equipment            3,000,000    $     3,000    $        50    $         -    $     3,050
  November 2001 - for cash and services       135,000            135         26,865              -         27,000
  December 2001 - for cash and services       135,000            135         26,865              -         27,000
  January 2002 - for cash and services        100,000            100         19,900              -         20,000
  January 2002 - for cash                     212,250            213         42,237              -         42,450
  February 2002 - for cash                        750              -            150              -            150

Net loss for the period ended
  May 31, 2003                                      -              -              -       (111,396)      (111,396)
                                          ------------   ------------   ------------   ------------   ------------

Balance, May 31, 2003                       3,583,000          3,583        116,067       (111,396)         8,254

Common stock issued
  October 2003 - for cash                      89,600    $        90    $    22,310    $         -    $    22,400
  November 2003 - for cash                      6,400              6          1,594              -          1,600

Net loss for the period ended
  November 30, 2003                                 -              -              -         (9,033)        (9,033)
                                          ------------   ------------   ------------   ------------   ------------

Balance, November 30, 2003                  3,679,000    $     3,679    $   139,971    $  (120,429)   $    23,221
                                          ============   ============   ============   ============   ============

























    The accompanying notes are an integral part of the financial statements.

                              Rub A Dub Soap, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                November 30, 2003



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

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
------------------------------------------------------------------

Liquidity and Capital Resources
-------------------------------

The Company recently completed its registration statement and has issued 96,000 shares of stock for $24,000 cash for the quarter ended November 30, 2003. A private offering was completed in February 2002, issuing 213,000 shares of common stock for $42,600 in cash. During the period from September 2001 through January 2002, we issued 3,370,000 shares of stock for $2,770 in cash and $74,280 worth of services. At November 30, 2003 and 2002, the Company had total liquid capital resources (cash) of $16,775 and $1,328 respectively.

Management anticipates the sale of stock over the course of the next 12 months in order to expand operations and pay for administrative expenses. If the Company is unable to continue a successful stock offering, the capital resources currently available may not be sufficient to maintain operations for the coming year.

Results of Operations
---------------------

The Company is a development stage company and has incurred a net loss of $(120,429) for the period from inception (September 28, 2001) through November 30, 2003. Of this loss, the sum of $71,230 represents compensation expense that was recorded for financial statement purposes in connection with our issuance of 370,000 shares of our common stock to three individuals for $2,770 in cash at the rate of $.007 per share. This amount was calculated based upon the difference between the most recent price of $.20 per share that we charged for the sale of shares of our common stock and the actual price of $.007 that these three individuals paid for the acquisition of the shares.

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

We have only conducted operations as an online retailer of handmade, natural, vegetable-based soaps and gift baskets since January 2001. We successfully completed a test marketing trial in four of eleven Hallmark card stores located in the Denver, Colorado, area and Phoenix, Arizona, in late September 2002. Stacy's Hallmark, owner of the stores, advised us that, if we improved our packaging, it would conduct a full marketing campaign and promotion of our handmade, natural, vegetable-based soaps and gift baskets in all eleven stores. We modified our packaging to satisfy Stacy's Hallmark and we expect to receive an order for soaps and/or gift baskets in the near future. We have plans to commence attending trade shows with the proceeds anticipated from a public offering. Although we intend to generate direct product sales from individually-hosted parties, no such parties have been held as of November 30, 2003. Accordingly, we believe that we have been operational for a length of time inadequate for us to discern any significant trends in our historical operating results. However, we have observed that the gift basket portion of our business is seasonal in that sales increase on holidays and, in particular, Mother's Day. The seasonality of our business is expected to diminish as online sales increase and we continue to increase our marketing and expand, enhance and improve our web site. Also, we experienced increasing sales until May 2002, when sales decreased, in our opinion, coincident with the general downturn in the economy. We believe, although we cannot be certain, that increasing consumer interest in natural products of all types, including the handmade, natural, herbal soaps that we produce, will enable us to increase our annual sales in the future. While we believe that this phenomenon will favorably impact the results of our operations in the next twelve months, we are unable to quantify the probable extent of this expected impact.

During the quarter ending November 30, 2003 and 2002, the Company experienced revenues of $669 and $569 and a net loss of $(5,118) and $(4,651), respectively. Net loss per share for the period from inception (September 28, 2001) to November 30, 2003 was $(0.04).

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


                           PART II - OTHER INFORMATION
                           ---------------------------


Item 1.  Legal Proceedings
--------------------------

          N/A


Item 2.  Changes in Securities
------------------------------

          Stock offering issuing 96,000 shares of common stock for the quarter ended November 30, 2003 for $24,000 in cash. Rub A Dub Soap, Inc. has claimed exemption from registration for all stock sold in private transactions under Section 42 of The 1933 Securities Act, Regulation D.


Item 3.  Defaults Upon Senior Securities
----------------------------------------

          N/A


Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

          N/A


Item 5.  Other Information
--------------------------

          N/A

Item 6.  Exhibits and Reports on Form 8-K.
------------------------------------------

          (a)  Exhibits

               31.1 Certification pursuant to Rule 13a-14 (a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

               32.1 Certification of President of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          (b)  Reports on Form 8-K

               None

                                   Signatures
                                   ----------

     Pursuant to the requirements of the Securities Act of 1934, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned duly authorized person.

Date: January 14, 2004                             Rub A Dub Soap, Inc.

                                                   By: /s/ Lisa R. Powell
                                                      --------------------------
                                                      Lisa R. Powell
                                                      President