Form 10QSB
period 2004-02-29
RUB A DUB SOAP INC
filed 2004-04-12
CIK 1169138

FORM 10-QSB
                                   -----------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended February 29, 2004

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

          Yes  X      No
             -----      -----


     Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

                                                          Shares  Outstanding
            Class of Securities                           at February 29, 2004
            -------------------                           --------------------

            Common Stock, .001 par value                       3,702,800


     Transitional Small Business Disclosure Format

          Yes         No  X
             -----      -----

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

Item 1.  Financial Statements
-----------------------------













                              Rub A Dub Soap, Inc.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                                February 29, 2004

                                    CONTENTS




                                                                          Page


BALANCE SHEET                                                              4

STATEMENT OF OPERATIONS                                                    5

STATEMENT OF CASH FLOWS                                                    6

STATEMENT OF STOCKHOLDERS' EQUITY                                          7

NOTES TO FINANCIAL STATEMENTS                                              8

                              Rub A Dub Soap, Inc.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                February 29, 2004



  ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                     $      16,734
  Inventory                                                             3,224
                                                                --------------

    Total current assets                                               19,958
                                                                --------------

EQUIPMENT - AT COST
  Furniture and equipment                                              11,834
  Less accumulated depreciation                                         5,594
                                                                --------------

                                                                        6,240
                                                                --------------

    TOTAL ASSETS                                                $      26,198
                                                                ==============

  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                              $         892
  Payroll liabilities                                                       -
  Sales tax payable                                                        11
                                                                --------------
  Shareholder loan                                                          -
                                                                --------------

    Total current liabilities                                             903
                                                                --------------

STOCKHOLDERS' EQUITY
  Preferred stock, .01 par value; 10,000,000 shares
    authorized; no shares issued and outstanding                            -
  Common stock, .001 par value; 100,000,000 shares
    authorized; 3,702,800 shares issued and outstanding                 3,703
  Additional paid-in capital                                          145,897
  Deficit accumulated during the development stage                   (124,305)
                                                                --------------

                                                                       25,295
                                                                --------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $      26,198
                                                                ==============









    The accompanying notes are an integral part of the financial statements.

                              Rub A Dub Soap, Inc.
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS



                                        For the period
                                        from inception
                                        (September 28,        For the three months ended          For the nine months ended
                                            2001)          --------------------------------    --------------------------------
                                        to February 29,     February 29,      February 28,      February 29,      February 28,
                                             2004               2004              2003              2004              2003
                                       ----------------    --------------    --------------    --------------    --------------

Revenues                               $         4,286     $         713     $         607     $       1,569     $       1,547

Cost of sales                                    2,348               459               270               849               646
                                       ----------------    --------------    --------------    --------------    --------------

  Gross profit                                   1,938               254               337               720               901

General and administrative expenses            125,658             4,130             1,590            13,629            16,016
                                       ----------------    --------------    --------------    --------------    --------------

  Loss from operations                        (123,720)           (3,876)           (1,253)          (12,909)          (15,115)
                                       ----------------    --------------    --------------    --------------    --------------

Other income (expense)
  Interest income                                  133                 -                 -                 -                25
  Other miscellaneous income                        50                 -                 -                 -                 -
  Loss on sale of assets                          (768)                -                 -                 -                 -
                                       ----------------    --------------    --------------    --------------    --------------

    NET LOSS                           $      (124,305)    $      (3,876)    $      (1,253)    $     (12,909)    $     (15,090)
                                       ================    ==============    ==============    ==============    ==============

NET LOSS PER SHARE
  Basic                                $         (0.04)    $           -     $           -     $           -     $           -
                                       ================    ==============    ==============    ==============    ==============

WEIGHTED AVERAGE NUMBER
  OF SHARES OF COMMON
  STOCK AND COMMON STOCK
  EQUIVALENTS OUTSTANDING                    3,542,005         3,702,304         3,583,000         3,637,410         3,583,000
                                       ================    ==============    ==============    ==============    ==============












    The accompanying notes are an integral part of the financial statements.

                              Rub A Dub Soap, Inc.
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS



                                                   For the period
                                                   from inception
                                                (September 28, 2001)          For the nine months ended
                                                  to February 29,      ----------------------------------------
                                                        2004           February 29, 2004     February 28, 2003
                                                 ------------------    ------------------    ------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                         $        (124,305)    $         (12,909)    $         (15,090)
Adjustments to reconcile net loss to net cash
  flows from operating activities:
    Stock for services                                      74,280                     -                     -
    Depreciation                                             5,594                 2,004                 1,540
    Increase in inventory                                   (3,224)                 (218)               (1,185)
    Decrease in accounts receivable                              -                     -                    95
    Increase (decrease) in accrued expenses                     11                     9                  (375)
    Increase (decrease) in accounts payable                    892                    79                  (973)
                                                 ------------------    ------------------    ------------------

      Net cash flows from operating activities             (46,752)              (11,035)              (15,988)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of property and equipment                       (11,834)                    -                  (728)
                                                 ------------------    ------------------    ------------------

      Net cash flows from investing activities             (11,834)                    -                  (728)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from (repayments of) notes payable                    -                (3,000)                1,135
  Issuance of common stock                                  75,320                29,950                     -
                                                 ------------------    ------------------    ------------------

      Net cash flows from financing activities              75,320                26,950                 1,135
                                                 ------------------    ------------------    ------------------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                      16,734                15,915               (15,581)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                            -                   819                15,722
                                                 ------------------    ------------------    ------------------

CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                  $          16,734     $          16,734     $             141
                                                 ==================    ==================    ==================
















    The accompanying notes are an integral part of the financial statements.

                              Rub A Dub Soap, Inc.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
          For the initial period from inception (September 28, 2001) to
                                February 29, 2004



                                                                                         Deficit
                                                 Common stock                          accumulated
                                          ---------------------------    Additional     during the       Total
                                           Number of                      paid-in      development    stockholders'
                                             shares         Amount        capital         stage          equity
                                          ------------   ------------   ------------   ------------   ------------

Common stock issued
  September 2001 - for equipment            3,000,000    $     3,000    $        50    $         -    $     3,050
  November 2001 - for cash and services       135,000            135         26,865              -         27,000
  December 2001 - for cash and services       135,000            135         26,865              -         27,000
  January 2002 - for cash and services        100,000            100         19,900              -         20,000
  January 2002 - for cash                     212,250            213         42,237              -         42,450
  February 2002 - for cash                        750              -            150              -            150

Net loss for the period ended
  May 31, 2003                                      -              -              -       (111,396)      (111,396)
                                          ------------   ------------   ------------   ------------   ------------

Balance, May 31, 2003                       3,583,000          3,583        116,067       (111,396)         8,254

Common stock issued
  October 2003 - for cash                      89,600    $        90    $    22,310    $         -    $    22,400
  November 2003 - for cash                      6,400              6          1,594              -          1,600
  December 2003 - for cash                     23,800             24          5,926              -          5,950

Net loss for the period ended
  February 29, 2004                                 -              -              -        (12,909)       (12,909)
                                          ------------   ------------   ------------   ------------   ------------

Balance, February 29, 2004                  3,702,800    $     3,703    $   145,897    $  (124,305)   $    25,295
                                          ============   ============   ============   ============   ============



















    The accompanying notes are an integral part of the financial statements.

                              Rub A Dub Soap, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                February 29, 2004



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

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
------------------------------------------------------------------

Liquidity and Capital Resources
-------------------------------

The Company recently completed its registration statement and has issued 96,000 shares of stock for $24,000 cash for the quarter ended November 30, 2003 and 23,800 shares for $5,950 cash for the quarter ended February 29, 2004. A private offering was completed in February 2002, issuing 213,000 shares of common stock for $42,600 in cash. During the period from September 2001 through January 2002, we issued 3,370,000 shares of stock for $2,770 in cash and $74,280 worth of services. At February 29, 2004 and 2003, the Company had total liquid capital resources (cash) of $16,734 and $141, respectively.

Management anticipates the sale of stock over the course of the next 12 months in order to expand operations and pay for administrative expenses. If the Company is unable to continue a successful stock offering, the capital resources currently available may not be sufficient to maintain operations for the coming year.

Results of Operations
---------------------

The Company is a development stage company and has incurred a net loss of $(124,305) for the period from inception (September 28, 2001) through February 29, 2004. Of this loss, the sum of $71,230 represents compensation expense that was recorded for financial statement purposes in connection with our issuance of 370,000 shares of our common stock to three individuals for $2,770 in cash at the rate of $.007 per share. This amount was calculated based upon the difference between the most recent price of $.20 per share that we charged for the sale of shares of our common stock and the actual price of $.007 that these three individuals paid for the acquisition of the shares.

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

We have only conducted operations as an online retailer of handmade, natural, vegetable-based soaps and gift baskets since January 2001. We successfully completed a test marketing trial in four of eleven Hallmark card stores located in the Denver, Colorado, area and Phoenix, Arizona, in late September 2002. Stacy's Hallmark, owner of the stores, advised us that, if we improved our packaging, it would conduct a full marketing campaign and promotion of our handmade, natural, vegetable-based soaps and gift baskets in all eleven stores. We modified our packaging to satisfy Stacy's Hallmark and we expect to receive an order for soaps and/or gift baskets in the near future. We have plans to commence attending trade shows with the proceeds received from a public offering. Although we intend to generate direct product sales from individually-hosted parties, no such parties have been held as of February 29, 2004. Accordingly, we believe that we have been operational for a length of time inadequate for us to discern any significant trends in our historical operating results. However, we have observed that the gift basket portion of our business is seasonal in that sales increase on holidays and, in particular, Mother's Day. The seasonality of our business is expected to diminish as online sales increase and we continue to increase our marketing and expand, enhance and improve our web site. Also, we experienced increasing sales until May 2002, when sales decreased, in our opinion, coincident with the general downturn in the economy. We believe, although we cannot be certain, that increasing consumer interest in natural products of all types, including the handmade, natural, herbal soaps that we produce, will enable us to increase our annual sales in the future. While we believe that this phenomenon will favorably impact the results of our operations in the next twelve months, we are unable to quantify the probable extent of this expected impact.

During the quarter ending February 29, 2004 and 2003, the Company experienced revenues of $713 and $607 and a net loss of $(3,876) and $(1,253), respectively. Net loss per share for the period from inception (September 28, 2001) to November 30, 2003 was $(0.04).

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


                           PART II - OTHER INFORMATION
                           ---------------------------

Item 1.  Legal Proceedings
--------------------------

     N/A


Item 2.  Changes in Securities
------------------------------

     Stock offering issuing 23,800 shares of common stock for the quarter ended February 29, 2004 for $5,950 in cash. Rub A Dub Soap, Inc. has claimed exemption from registration for all stock sold in private transactions under Section 4(2) of the Securities Act of 1933, Regulation D.


Item 3.  Defaults Upon Senior Securities
----------------------------------------

     N/A


Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     N/A


Item 5.  Other Information
--------------------------

     N/A

Item 6.  Exhibits and Reports on Form 8-K.
------------------------------------------

     (a)  Exhibits

          31.1 Certification pursuant to Rule 13a-14 (a) or 15d-14(a) under the Securities Exchange Act of 1934.

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

Date:  April 12, 2004                              Rub A Dub Soap, Inc.
       ------------------                          --------------------


                                                   By: /s/ Lisa R. Powell
                                                      -------------------------
                                                      Lisa R. Powell
                                                      President