Form 10KSB
period 2004-05-31
RUB A DUB SOAP INC
filed 2004-09-14
CIK 1169138

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

     For the fiscal year ended May 31, 2004.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________ to ______________


                        Commission file number 000-032103


                              Rub A Dub Soap, Inc.
                 ---------------------------------------------
                 (Name of small business issuer in its charter)


           Colorado                                              84-1609495
-------------------------------                              ------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)


         13279 West Ohio Avenue
             Lakewood, Colorado                                        80228
  --------------------------------------                             ---------
 (Address of principal executive offices)                           (Zip Code)

Issuer's telephone number: (303) 949-5834.

Securities registered under Section 12(b) of the Exchange Act:

                                                     Name of each exchange on
     Title of each class                                 which registered

           None
           ----                                           --------------


Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $0.001 par value
                         ------------------------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State registrant's revenues for its most recent fiscal year.  $1,676
                                                              ------

Of the 3,702,800 shares of voting stock of the registrant issued and outstanding as of September 13, 2004, 702,800 shares are held by non-affiliates. Because of the absence of an established trading market for the voting stock, the registrant is unable to calculate the aggregate market value of the voting stock held by non-affiliates as of a specified date within the past 60 days.

Transitional Small Business Disclosure Format:  Yes [ ]  No [X]

                              RUB A DUB SOAP, INC.

                                TABLE OF CONTENTS

                                     Part I

Page

Item 1.  Description of Business...........................................    4

Item 2.  Description of Property...........................................   17

Item 3.  Legal Proceedings.................................................   18

Item 4.  Submission of Matters to a Vote of Security Holders...............   18

                                     Part II

Item 5.  Market for Common Equity and Related Stockholder Matters..........   18

Item 6.  Management's Discussion and Analysis or Plan of Operation.........   20

Item 7.  Financial Statements..............................................   24

Item 8.  Changes In and Disagreements With Accountants on Accounting and
         Financial Disclosure..............................................   25

Item 8A. Controls and Procedures...........................................   25

                                    Part III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act.................   25

Item 10. Executive Compensation............................................   28

Item 11. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters...................................   30

Item 12. Certain Relationships and Related Transactions....................   31

Item 13. Exhibits and Reports on Form 8-K..................................   32

Item 14. Principal Accountant Fees and Services............................   33

                  CAUTION REGARDING FORWARD LOOKING INFORMATION

     This report (the "Report") contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words "expect," "anticipate," "intend," "believe" or similar language. All forward-looking statements included in this report are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Our business and financial performance are subject to substantial risks and uncertainties. Actual results could differ materially from those projected in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements.

     References in this Report to "Rub A Dub Soap," the "company," the "registrant, "we," "our" and "us" refer to Rub A Dub Soap, Inc., a Colorado corporation.


                                     PART I

Item 1. Description of Business

(a)     Business Development

     Rub A Dub Soap, Inc., is an online retailer of handmade, natural, vegetable-based soaps and gift baskets in the development stage. We were organized under the laws of the State of Colorado on September 28, 2001. Since the date of our inception, we have generated only minimal revenues and a substantial net loss from sales of soaps and gift baskets. Our offices are located at 13279 West Ohio Avenue, Lakewood, Colorado 80228. Our telephone number is (303) 949-5834 and our e-mail address is service@rubadubsoaps.com. Our informational web site on the Internet is located at http://www.rubadubsoaps.com. Information set forth on our web site does not constitute part of this report.

     To date, we have raised capital to fund our operations from two small stock placements, the first of which was private and the second of which was public. From October 16 through December 20, 2003, we sold 119,800 shares of common stock to 31 persons for gross proceeds of $29,950 pursuant to a registration statement on Form SB-1 filed under the Securities Act of 1933 that became effective with the Securities and Exchange Commission on September 22, 2003, and the exemption contained in Section 11-51-308(1)(p) of the Colorado Securities Act. From January 16 through February 16, 2002, we raised gross proceeds of $42,600 from the sale of 213,000 shares of common stock to 20 persons in reliance upon the exemption from registration contained in Rule 504 of Regulation D under Section 3(b) of the Securities Act of 1933 and the exemption set forth in Section 11-51-308(1)(p) of the Colorado Securities Act.

     See "Business of the Issuer" immediately below for a description of our current operations and future proposed activities.

(b)      Business of the Issuer

General

     We are a development-stage company that commenced operations in January 2002 in the online retailing of handmade, natural, vegetable-based soaps and gift baskets. As a small online retailer of soaps, we are dedicated to serving the natural product enthusiast with a variety of handmade, natural, herbal soaps and gift baskets featured on our web site located at http://www.rubadubsoaps.com, expert information and superior customer service. Information set forth on our web site does not constitute part of this report. We have very limited sales and a net loss from operations for the period from our inception through the date of this report. As of May 31, 2004, we had realized $4,393 in revenues and a net loss of $(127,108).

     Our objective is to become a leading online retailer of handmade, natural, herbal soaps, gift baskets and other products, such as soap molds and soap cutting equipment. Key elements of our strategy include the following:

     o Offering the broadest possible selection of handmade, natural, herbal soaps, gift baskets and/or other natural products available to our customers at competitive prices;

     o Delivering superior customer service and promoting repeat purchases through continuous enhancement of our technology, web site functionality and inventory; and

     o Developing relationships with other companies that can help grow our business.

Ms. Lisa R. Powell, our sole executive officer, director and controlling stockholder, has in excess of eight years of experience in producing natural, vegetable-based soaps by hand and practicing aromatherapy as a hobby. She has taken numerous courses in aromatherapy and herbology at Red Rocks Community College, Lakewood, Colorado.

Products

     Our soaps are handmade with natural ingredients in small batches of thirty or fewer bars through a process called "saponification." We spend at least six weeks in the production and curing of a batch of soaps. We believe that our soap is especially effective in revitalizing and freshening the skin because of our usage of only fresh, natural ingredients. The ingredients in the soap, which are listed in the packaging on each bar, include:

o    Oils, including :

     o    Olive;

     o    Coconut; and

     o    Palm;

     o    Water;

     o    Lye;

     o    Pure aromatherapy-grade essential oils; and

     o    Grapefruit seed extract.

The saponification process requires the mixing of a base and an acid to produce a salt. The oils are the base; lye is the acid required in the chemical reaction; and soap is the salt produced in the process. Additionally, olive oil produces a smooth bar; coconut oil creates a rich lather; palm oil produces a hard bar; pure aromatherapy grade essential oils provide fragrance; and grapefruit seed extract is a natural preservative.

Our soaps never contain any of the following ingredients:

     o    Alcohol;

     o    Petroleum products;

     o    Detergents;

     o    Artificial ingredients or colorants;

     o    Synthetic fragrances or preservatives; or

     o    Animal ingredients.

Commercially-made soaps differ from our soaps in that they typically contain animal fat or tallow and synthetic ingredients that are less desirable to consumers interested in a natural product. For example, the ingredients listed on the box of Lever 2000 are as follows: sodium tallowate, sodium cocoyl isethionate, sodium cocoate, water, sodium isethionate, stearic acid, coconut fatty acid, fragrance, titanium dioxide, sodium chloride, disodium phosphate, tetrasodium EDTA trisodium etidronate and BHT. Sodium tallowate is soap made from lye and rendered beef fat. Sodium cocoyl isethionate is a synthetic detergent; titanium dioxide is a pigment; disodium phosphate is used to adjust PH; and tetrasodium EDTA is a water softener. Trisodium etidronate and BHT are synthetic preservatives.

     The cost of producing an average bar of our soap is approximately $1.20. These soaps are presently available for sale on our web site at a price of either $2.95 or $3.95 per bar. Each bar may be purchased in multiple units or a single unit. The cost of shipping is added to the price of each purchaser's order. In addition to soaps, gift baskets prepared using a number of soaps selected by the purchaser from the variety of the soaps available on our web site from time to time, are available for purchase. The price of each gift basket includes the total of the unit prices of each bar of soap contained in the basket plus an amount equivalent to two times the wholesale price we paid for the basket. In the future, subject to available financing, we intend to produce soaps in larger batches and custom label the bars. Also, we propose to add soap molds, soap cutting equipment and/or other natural products to our inventory if we determine that sufficient demand exists for these products. We presently anticipate that we will design and manufacture the soap molds and soap cutting equipment in house. We anticipate that the molds will be boxes of various sizes with handles constructed from wood. We envision that the sides of the boxes will be fastened with hinges so as to enable the soap to be cut without removing it from the box. We anticipate that the soap cutters will consist of wooden frames of various sizes with several wires spanning the frame. The individual operating the cutter will be required to push the wires through the soap to cut the bars of soap. We intend to experiment with different types and sizes of wood until we develop the desired soap molds and cutters. In contradiction to our initial plans, we have not yet developed any soap molds, cutting equipment, other types of handmade, natural, vegetable-based soaps or other new products. We do not anticipate that we will be successful in implementing our plans to develop new products until we are successful in raising additional capital to fund our operations.

     Sixteen types of soaps and four styles of gift baskets, each of which is wrapped in cellophane and tied with wraffia, are currently available for sale on our web site, including the following:

Soaps
-----

     o Almond Milk Soap - Almond essential oil gives the soap a delightfully sweet smell; ground almonds give this bar its texture.

     o Citrus Bar - Citrus and spice is blended in this bar to make it tangy and refreshing.

     o Fresh Scent Soap - The fresh scent in this bar is achieved with a combination of lavender, palmarosa and lemon essential oils.

     o Hippie Bar - Patchouli essential oil and lemon essential oil give this soap a distinct and earthy fragrance. Tumeric is added to provide the earthy color.

     o Honey Bar - This is a gentle bar made with olive oil and infused with calendula, chamomile and comfrey leaf.

     o Honey Oatmeal Bar - This bar is very gentle and contains bits of oatmeal to give it some texture.

     o Kitchen Soap - Coffee grounds are used in this soap to help remove kitchen odors. Cinnamon and almond essential oils are added.

     o Lavender Mint Bar - A cream colored bar made of lavender essential oil, with a hint of peppermint essential oil, awakens the senses.

     o Lavender Oatmeal Soap - The most popular bar, it has a terrific scent because it is made from lavender essential oil. Lavender flowers are added for texture.

     o Lemon Eucalyptus Soap - Lemon and eucalyptus essential oils are used in this bar to create the effect of a eucalyptus steam room.

     o Rise and Shine Bar - This smooth cream bar combines peppermint essential oil, with its refreshing, "wake me up" scent, and rosemary, which provides a great compliment to the peppermint scent.

     o Scrub A Dub Bar - Cornmeal is added to this lemongrass, cedarwood and pine-scented bar to give it grit. The soap is suitable for men and women.

     o Spicy Bar - This soap is a favorite of men. The spices of cinnamon, nutmeg and clove give this bar some texture. Clove essential oil is a preferred scent for many men.

     o Sunshine Bar - This bar is very cheery, using the scents of lemon, lavender and rosemary.

     o Tangerine Grapefruit Bar - This bar has a beautiful, natural orange tint from the tangerine essential oil favored by citrus lovers.

     o Tea Tree Bar - Clorophyll gives this bar its green hue. This bar is great for the whole body.

Gift Baskets
------------

     o Guest Sampler Basket - This basket contains six miniature one-ounce bars of soap.

     o    Medium Gift Basket - This gift basket includes three bars of soap.

     o    Large Gift Basket - This gift basket includes five bars of soap.

     o Extra Large Gift Basket - The same basket that is used for our large gift basket is packed with eight bars of soap.

Online Retailing

     We strive to provide customers with a convenient shopping experience by providing an organized, logical and customer-friendly internet site designed in an attractive manner so as to capture and maintain the interest of most visitors. The web site includes a high-resolution photograph of each type of soap or gift basket together and a description of the ingredients and process employed in its production. Payment arrangements can be made using credit cards. We have implemented security measures, including but not limited to layering, locking and encryption, in order to secure, to our best ability as of the date of this report, the commercial transactions conducted on our web site. Detailed instructions are available on our site to enable the purchaser to consummate the purchase transaction with as much ease and simplicity as is possible.

     We seek to attract and retain customers by emphasizing the following key factors:

     PRODUCT SELECTION. We provide consumers with a variety of handmade, natural, vegetable-based soaps, with delivery direct to their door or the third party recipient of a gift. However, our ability to provide a selection of natural, herbal soaps and gift baskets that exceeds the selection offered by grocery stores, natural product specialty shops and others is limited by the fact that we have very minimal assets and substantial net losses.

     EXPERT INFORMATION. Accompanying each type of soap or gift basket featured on the web site is a detailed description of the soap type(s); the quantity available, the ingredients, the distinctive attributes and price; a photograph; and any other relevant information. We tightly integrate broad product selection with highly relevant content, providing consumers with the information they need to make informed purchase decisions.

     SUPERIOR SHOPPING EXPERIENCE. We believe that we provide an intuitive, easy-to-use web site, offering product selection supported by tightly integrated, relevant resource information. Each product presentation is supported by a high-resolution photograph of the soap or gift basket available for sale on our web site.

     MONEY-BACK AND OTHER GUARANTEES. We provide each customer with a thirty-day guarantee permitting the return of the unused product if the customer is not satisfied. We guarantee that each bar of soap is handmade and comprised of natural materials.

     Our internet web site enables us to market our products throughout the world, although our primary target market continues to be the United States. The internet has become an increasingly significant medium for commerce in many industries. Our success depends upon the widespread acceptance and use of the internet as an effective medium of business and communication by our target customers. While we cannot be certain, we expect rapid growth in the use of and interest in the Internet to continue, although the rate of growth may not be at historical rates. We occupy a small niche within the sizable industry of the manufacture, marketing and distribution of natural products. We believe that our business may not be profitable for the next several years during which expenses related to our expansion may cause us to continue to incur a loss from operations. The market for natural products of all types, including the natural, handmade, vegetable-based soaps and gift baskets that we offer, has increased dramatically in recent years. While we believe, we cannot be certain, that this recognized industry trend will continue in the future.

Wholesale Sales

     We successfully completed a four-month test marketing trial with Stacy's Hallmark, owner of eleven Hallmark card stores, including eight stores located in the Denver, Colorado, area and three stores located in Phoenix, Arizona, in late September 2002. The trial was conducted in four Denver area stores. A total of ninety-six bars of soap were sold during the trial. Gift baskets were not offered. At the end of the four-month trial period, Stacy's Hallmark advised us that, if we improved our packaging, it would conduct a full marketing campaign and promotion of our handmade, natural, vegetable-based soaps and gift baskets in all eleven stores. We modified our packaging to satisfy Stacy's Hallmark and received an order for a total of forty-eight bars of soap and twelve gift baskets, including twelve bars of soap and three gift baskets for each of the four stores that participated in the test marketing trial, in December 2002. We expect to receive additional orders for soaps and gift baskets for the Stacy's Hallmark card stores at such time as we can provide the marketing support materials Stacy's Hallmark has requested in order to properly display the soaps and gift baskets. However, as of the date of this report, we have inadequate funding with which to provide Stacy's Hallmark with the requisite marketing support materials and otherwise fund our operations. Accordingly, we have ceased our efforts to market our products through the Stacy's Hallmark card stores until we are able to raise additional financing with which to satisfy Stacy's Hallmark's requirements and provide needed working capital.

Trade Shows and Direct Sales

     Depending upon the availability of additional funding, we intend to display our soaps, gift baskets and any new products, such as soap molds and soap-cutting equipment, at natural product trade shows held annually in various large cities in the United States. Our goal is to attend one or two such industry trade shows and, ultimately, approximately five such shows, including the trade and gift shows held annually in New York City, New York, and Chicago, Illinois. As of the date of this report, we have not yet attended any such trade shows. Our ability to attend industry trade shows is dependent upon the success of our efforts to raise significant additional capital. We also have plans to generate direct sales at parties hosted by individuals who receive product as compensation. Although no such parties have yet been held, we anticipate that the host of the party would receive compensation in the form of soaps and/or gift baskets equivalent in value to 10% of the gross product sales generated at the party.

Fulfillment and Distribution

     We currently fulfill all customer orders from our facilities in Lakewood, Colorado. We make our soaps by hand using basic utensils from fresh, natural ingredients, primarily fresh herbs and natural fruits, received from our suppliers. We choose our suppliers based upon the quality and price of the merchandise available. We believe that, because of the increasing popularity of natural products, we will have no difficulty in obtaining quality supplies of fruits and herbs, primarily, at attractive prices from a variety of suppliers. We also receive baskets from our suppliers that we use to produce gift baskets. Our sole executive officer and director makes soaps and prepares gift baskets to fill customer orders. We presently manually update product availability on our web site. We pack the items on location at our offices and then deliver them to UPS, the United States Postal Service or other shipping company for distribution to consumers anywhere in the United States. We are committed to shipping accurate orders, efficiently and effectively. Generally, the delivery time is within ten business days from the date of the receipt of the order. We charge each customer in advance for the shipping costs associated with the order. Our management brings to Rub A Dub Soap her determination in fulfillment and distribution. We intend to obtain office and/or warehouse space as the need for more production and product availability grows.

Customer Service

     The typical shopping experience begins with the search for products that meet specific needs, including the ordering process and extends through product delivery and post-purchase support. We believe that the ability to accurately fulfill orders, ship products quickly to a customer's door or efficiently handle customer inquiries is as important to customer satisfaction as product selection. In this connection, we believe that a high level of customer service and support is critical to retaining and expanding our customer base. We are dependent upon the proceeds, if any, to be received from future equity and/or debt financing for the employment of customer support personnel. Accordingly, while we do not currently have the financial resources to employ any customer service personnel, we intend to develop our own in-house customer service operation in the future. Our sole management member is available via e-mail, generally, from 8:00 a.m. to 5:00 p.m., Mountain Time, Monday to Friday, and can also be reached by voicemail. Presently, we provide by e-mail order and shipping confirmation (with tracking numbers), notification of customers regarding out-of-stock situations and, for those orders, frequent updating of customers on order status.

     We are dedicated to customer satisfaction. We deliver on this commitment in a number of ways, including:

     o Product guarantee, including a thirty-day refund if the shipment is not satisfactory;

     o Customer service guarantee of a one-business day response time for all inquiries;

     o Privacy guarantee to use personal information exclusively to process orders and not to sell, trade or rent the information to other companies; and

     o Security guarantee ensuring protection of personal information and compensation to consumers for the amount of their liability, up to $50, in the unlikely event of unauthorized interception and use of their credit card.

Technology and Network Operations

     We have implemented services and systems for site management, searching and customer interaction. Our system has been custom-designed and written for performance, reliability and scalability using software applications for:

     o Displaying soaps, gift baskets and other products in an organized, logical and customer-friendly way;

     o    Accepting, verifying, organizing and managing customer orders;

     o    Notifying and updating customers of order status; and

     o    Managing shipment of products.

     These systems and services employ a combination of our own proprietary technologies and commercially available, licensed technologies. Our proprietary technologies are embodied in software that is exclusively owned and implemented by Rub A Dub Soap. We have a non-exclusive license to use a shopping cart commerce application, which has been customized for us. This commerce application is integrated with our custom software, enabling a fully automated order fulfillment process. We realize many benefits from the integration of these systems, including:

     o    Tracking customer orders through the entire supply chain in real-time;

     o    Making rapid changes to processes such as a change in shipping policy;
          and

     o    Efficiently expanding our infrastructure.

     Our web server is a standard Intel-based server running the FreeBSD software operating system. Our web server is located at www.PGHoster.com, with power backup and high-speed Internet connection. We pay hosting fees in the amount of $19.95 per month for use of the server. We address the goals of performance, reliability and scalability. Our objective is to have fast download times and make use of caching and load balancing at the web server and application level for optimal performance. We outsource development work to outside consultants. Our web site is up and running twenty-four hours a day, seven days a week. We anticipate that, if we are successful in our efforts to raise significant additional financing, we will continue to devote significant resources to product development in the future as we strive to add new features and functionality to our web site.

Marketing

     Our marketing strategy is designed to meet or exceed customer expectations, drive repeat purchases and build enduring brand equity. In order to implement this strategy, we intend to implement an integrated marketing campaign that includes the following:

     o    Advertising;

     o Participation in a full marketing campaign and promotion with Stacy's Hallmark;

     o    Attendance at industry trade shows; and

     o Direct sales generated at parties hosted by individuals who receive product as compensation.

We have initiated our proposed integrated marketing campaign with regard to the first two methods described above. However, the proposed campaign is in the design stage insofar as the last two methods above-described and we have not yet taken any steps toward their implementation. We are dependent upon the anticipated proceeds from additional debt and/or equity financing for funding with which to attend trade shows featuring soaps and other natural products. In the future, depending upon the availability of funding, we intend to target businesses, in addition to consumers, as potential customers as part of our marketing strategy.

     Advertising. We will design our advertising to build brand equity, create awareness and generate initial purchases of soaps and gift baskets sold on our web site and otherwise. Depending on the availability of funds, we intend to use a mix of advertising methods, including:

     o Word of mouth referrals by satisfied customers, friends and relatives and recipients of our products as gifts;

     o    Online banners, text links and e-mail newsletters; and

     o Mailings of brochures to, among others, prior customers and recipients of our products.

     MARKETING PROMOTION AND CAMPAIGN WITH STACY'S HALLMARK. In late September 2002, we successfully completed with our handmade, natural, vegetable-based soaps a 120-day test marketing trial with Stacy's Hallmark, owner of eleven Hallmark card stores located in the Denver, Colorado, area and Phoenix, Arizona. Stacy's Hallmark sold its initial order for soaps that were available in four of the Denver, Colorado, area Hallmark card stores. A total of ninety-six bars of soap were sold during the marketing trial. Gift baskets were not offered. We modified the packaging of our soaps based upon the results of the test marketing trial. Because results of the trial were favorable, Stacy's Hallmark has verbally indicated, without assurance, that it will conduct a full marketing promotion and campaign featuring our products in all eleven Colorado and Arizona stores. In December 2002, Stacy's Hallmark ordered a total of forty-eight bars of soap and twelve gift baskets, including twelve bars of soap and three gift baskets for each of the four stores that participated in the test marketing trial. We expect Stacy's Hallmark to order soaps and gift baskets for its other Hallmark card stores in the future when we can supply the marketing support materials Stacy's Hallmark has requested in order to properly display the soaps and gift baskets. As of the date of this report, we have inadequate funding with which to provide Stacy's Hallmark with the requisite marketing support materials and otherwise fund our operations. Accordingly, we have currently ceased our efforts to market our products through the Stacy's Hallmark card stores until we are able to raise additional financing with which to satisfy Stacy's Hallmark's requirements and provide needed working capital.

     ATTENDANCE AT INDUSTRY TRADE SHOWS. Depending upon the availability of funding, we intend to display our soaps, gift baskets and any new products, such as soap molds and soap cutting equipment, at natural product trade shows held annually in various large cities in the United States. Our goal is to attend one or two such industry trade shows and, ultimately, approximately five such shows, including the annual trade and gift shows held in New York City, New York, and Chicago, Illinois. As of the date of this report, we have not yet attended any such trade shows. Our ability to attend industry trade shows is dependent upon the success of our efforts to raise significant additional capital.

       DIRECT SALES GENERATED AT PARTIES HOSTED BY INDIVIDUALS WHO RECEIVE PRODUCT AS COMPENSATION. We have plans to generate direct sales at parties hosted by individuals who receive product as compensation. Although no such parties have yet been held, we anticipate that the host of the party would receive compensation in the form of soaps and/or gift baskets equivalent in value to 10% of the gross product sales generated at the party.

       We expect that we may incur losses for the next several years as a result of the expansion of our operations. In order for us to operate profitably, the funds we expend for hosting, maintenance, expansion, enhancement and otherwise in connection with our web site will be required to be offset by the revenues realized from online sales. The full marketing and promotional campaign in which we are participating with Stacy's Hallmark, Denver, Colorado, has been interrupted because of our need to raise additional capital, and may not be successful. Further, we have not yet attended any industry trade shows or conducted any individually-hosted parties to generate direct product sales. Accordingly, we have no basis upon which to predict the volume of sales, if any, that can be expected from these events. We have conducted no marketing studies. None of our customers accounts for, or based upon existing orders will account for, a major portion (20% or more) of our sales. We have no existing sales contracts and no backlog of written firm orders. We experience increased sales on holidays and, in particular, Mother's Day.

Competition

     We expect to compete on the basis of our reputation among customers as a quality provider of products that are "100% money-back guaranteed" and, to a lesser extent, on the basis of price. The market for natural and handmade soaps has grown substantially in the past five years. Competition is expected to intensify in the future, which may result in price reductions, fewer customer orders, reduced gross margins and loss of market share. We currently or potentially compete with a variety of companies located both inside and outside the United States that retail soaps, gift baskets and/or other natural products. Many of our current and potential traditional store-based competitors have longer operating histories, larger customer or user bases, greater brand recognition and significantly greater financial, marketing and other resources than we do. These companies include grocery stores, organic or natural food stores and small specialty shops. Many of these current and potential competitors can devote substantially more resources to web site and systems development than we can. In addition, larger, more well-established and financed entities may acquire, invest in or form joint ventures with online competitors as the use of the internet and other online services increases.

     We are aware of a limited number of other companies that are presently retailing natural soaps and/or other natural products online. We believe that there will be an increasing number of online retailers of natural products of the types being offered by us and, in the instance of certain soaps, identical to the soaps we offer. Some of our competitors may be able to secure ingredients from suppliers on more favorable terms, fulfill customer orders more efficiently and adopt more aggressive pricing or inventory availability policies than we can. Traditional store-based retailers also enable customers to see and feel products in a manner that is not possible over the Internet.

     We believe that the following are principal competitive factors in our market:

     o    Web site recognition;

     o    Inventory selection;

     o    Streamlined shopping experience;

     o    Reliability and speed of order shipment;

     o    Customer service;

     o    Speed and accessibility of web site;

     o    Convenience; and

     o    Price.

     While we expect to compete on the basis of our reputation among customers as a quality provider of products and, to a lesser extent, on the basis of price, we are not certain that this strategy will be successful. Ultimately, we seek to exceed the more limited selections of natural, herbal soaps and gift baskets, if any, offered by grocery stores, organic or natural food stores and natural product specialty shops. We believe that we will be able to exceed the selections of soaps of these traditional stores because we will not be limited with respect to display and storage area. We hope, to the extent practicable, to minimize our weaknesses, including, among others, our undercapitalization, cash shortage, limitations with respect to personnel, technological, financial and other resources and lack of a customer base and market recognition, through our focus on the internet; which eliminates the need for a retail facility and a sizeable marketing staff. However, our opportunity to obtain wholesale and other larger customers may also be limited by our financial resources and other assets.

     Our soaps are presently available for sale on our web site at a price of either $2.95 or $3.95 per bar. The price of each of our gift baskets includes the total of the unit prices of each bar of soap included in the basket plus an amount equivalent to two times the wholesale price we paid for the basket. The cost of shipping is added to the price of each purchaser's order. Generally, we believe that our soaps and gift baskets are priced lower than soaps and gift baskets of similar quality available from our competitors.

Intellectual Property

     We rely on trade secret law to protect our intellectual property. These laws afford only limited protection. Despite our efforts to protect our proprietary rights, unauthorized persons may attempt to copy aspects of our web site, including the look and feel of our web site, products that we sell, product organization, product information and sales mechanics or to obtain and use information that we regard as proprietary, such as the technology used to operate our web site and our content. We have not filed an application to secure registration for our trademark, "Rub A Dub Soap," in the United States or any other country. Any encroachment upon our proprietary information, the unauthorized use of our trademark, the use of a similar name by a competing company or a lawsuit initiated against us for our infringement upon another company's proprietary information or improper use of their trademark, may affect our ability to create brand name recognition, cause customer confusion and/or have a detrimental effect on our business.

     Litigation or proceedings before the U.S. Patent and Trademark Office may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets and domain name and to determine the validity and scope of the proprietary rights of others. Any litigation or adverse proceeding could result in substantial costs and diversion of resources and could seriously harm our business and operating results. Finally, if we sell our handmade, natural, vegetable-based soaps and gift baskets internationally, the laws of many countries do not protect our proprietary rights to as great an extent as do the laws of the United States.

     We have expended no funds for research and development during our last fiscal year ended May 31, 2004, and we do not expect to incur any research and development expenditures this year ending May 31, 2005.

Governmental Regulation

     Because our handmade, natural, vegetable-based soaps fall within the U.S. Food and Drug Administration's definition of "soap," they are regulated by the Consumer Product Safety Commission under authority of the Hazardous Substances Act. The Consumer Product Safety Commission's jurisdiction covers most noncosmetic, nondrug substances used in the home. The Federal agency develops voluntary standards with industry and issues and enforces mandatory standards or bans consumer products if no feasible standard would adequately protect the public. It conducts research on potential product hazards and obtains the recall of products that it believes pose potential risk for serious injury or death, or arranges for their repair. Additionally, the Consumer Product Safety Commission informs and educates consumers through the media, state and local governments, private organizations and by responding to consumer inquiries on, among other things, what safety features to look for in products.

     We are not currently subject to direct federal, state or local regulation other than the Hazardous Substances Act and regulations applicable to businesses generally or directly applicable to retailing or electronic commerce. However, as the internet becomes increasingly popular, it is possible that a number of laws and regulations may be adopted with respect to the Internet. These laws may cover issues such as user privacy, freedom of expression, pricing, content and quality of products and services, taxation, advertising, intellectual property rights and security of information. Furthermore, the growth of electronic commerce may prompt demand for more stringent consumer protection laws. Several states have proposed legislation to limit the uses of personal user information gathered online or require online services to establish privacy policies. The Federal Trade Commission has also initiated action against at least one online service regarding the manner in which personal information is collected from users and provided to third persons and has proposed regulations restricting the collection and use of information from minors online. We do not currently provide individual personal information regarding our users to third persons and we currently do not identify registered users by age. However, the adoption of additional privacy or consumer protection laws could create uncertainty in usage of the Internet and reduce the demand for our products and services or require us to redesign our web site.

     We are not certain how our business may be affected by the application of existing laws governing issues such as property ownership, copyrights, encryption and other intellectual property issues, taxation, libel, obscenity, qualification to do business and personal privacy. The vast majority of these laws were adopted prior to the advent of the internet. As a result, they do not contemplate or address the unique issues of the Internet and related technologies. Changes in laws intended to address these issues could create uncertainty in the internet marketplace. This uncertainty could reduce demand for our products, increase the cost of doing business as a result of litigation costs and/or increase product delivery costs.

Employees and Consultants

     Ms. Lisa R. Powell is our sole employee currently. She serves in the positions of President, Secretary and Treasurer, and as one of three directors, of Rub A Dub Soap. She makes all of the soaps that we sell by hand. We have no employment or other agreement with Ms. Powell for the performance of services for us and she receives no cash compensation for her services. We paid her a salary of $500 per month during the period from May through September 2002 for a total of $2,500 and a total of $1,200 at the rate of $150 per month during the period from February through September 2002 to use her residence for our office. We have no plans to adopt any supplemental benefits or incentive arrangements at the present time. Ms. Powell devotes approximately 10% of her time and effort to Rub A Dub Soap. She owns 3,000,000 shares, representing 81% of our outstanding shares, of common stock. We do not anticipate the employment of any additional individuals within the next twelve months. We outsource development work on our web site to outside consultants.

Additional Information

     We are subject to the informational requirements of the Exchange Act and, in accordance with the Exchange Act, we file reports, proxy statements and other information, including annual reports on Form 10-KSB and quarterly reports on Form 10-QSB, with the SEC. Reports and other information that we file can be inspected and copied at the public reference facilities maintained at the SEC at Room 1024, 450 Fifth Street, N.W., Washington, D.C. 20549. Copies of these materials can be obtained upon written request addressed to the SEC, Public Reference Section, 450 Fifth Street, N.W., Washington, D.C. 20549, at prescribed rates. The public may obtain information on the operation of the Public Reference Section by calling the SEC at 1-800-SEC-0330. The SEC also maintains a web site on the Internet where reports, proxy and information statements and other information regarding issuers that file electronically with the SEC through the Electronic Data Gathering, Analysis and Retrieval System may be obtained free of charge. The address of the site is http://www.sec.gov.


Item 2.  Description of Property

     Our office is located at the residence of Ms. Lisa R. Powell, our sole executive officer and director and an 81% stockholder of Rub A Dub Soap, located at 13279 West Ohio Avenue, Lakewood, Colorado 80228. Since October 1, 2002, we have maintained our office at Ms. Powell's residence free of charge and we have verbal arrangements with Ms. Powell to continue to use her residence free of charge for the foreseeable future. We have no lease or other written agreement with Ms. Powell. We anticipate the continued utilization of these facilities on a rent-free basis until such time, if ever, as we obtain sufficient funding from debt and/or equity financing and/or generate a level of earnings sufficient to enable us to rent office space in the Denver, Colorado, area from an unaffiliated third party. We expect our office at Ms. Powell's residence to be adequate to meet our foreseeable future needs so long as we are in the development stage. We paid a total of $1,200 at the rate of $150 per month to Ms. Powell during the period from February through September 2002 to use her residence for our office. Our telephone number is (303) 949-5834 and our e-mail address is service@rubadubsoaps.com.

Item 3.     Legal Proceedings

     As of the date of this report, we know of no legal proceedings to which we are a party or to which any of our property is the subject, which are pending, threatened or contemplated, or any unsatisfied judgments against us.


Item 4.     Submission of Matters to a Vote of Security Holders

     No matter was submitted during the fourth quarter of the fiscal year ended May 31, 2004, covered by this Report, to a vote of our stockholders, through our solicitation of proxies or otherwise.


                                     PART II

Item 5.     Market for Common Equity and Related Stockholder Matters

     (a)  Market Information

     There has been no established public trading market for our common stock since our inception on September 28, 2001.

     (b)  Holders

     As of September 13, 2004, we had 55 stockholders of record holding an aggregate of 3,702,800 issued and outstanding shares of our common stock.

     (c)  Dividends

     We have never paid or declared any dividends on our common stock and we do not anticipate paying cash dividends in the foreseeable future. Future dividend policy is subject to the discretion of the Board of Directors and will depend upon a number of factors, including future earnings, debt service, capital requirements, business conditions, our financial condition and other factors that the Board of Directors may deem relevant.

     (d) Securities Authorized for Issuance under Equity Compensation Plans

     We have no compensation plans (including individual compensation arrangements) under which shares of our common stock are authorized for issuance.

     (e) Recent Sales of Unregistered Securities

     During the period from January 16 through February 16, 2002, we issued and sold an aggregate of 213,000 shares of common stock to a total of 20 persons, all of whom are residents of the State of Colorado, for cash consideration totaling $42,600 ($.20 per share). On January 31, 2002, Mr. Paul J. Zueger, one of our three directors, purchased 25,000 shares of common stock in the offering for $5,000 in cash. We made the sales in reliance upon the exemption from registration with the Securities and Exchange Commission provided in Rule 504 of Regulation D under Section 3(b) of the Securities Act of 1933 and in reliance upon the exemption from registration with the Colorado Division of Securities afforded under Section 11-51-308(1)(p) of the Colorado Securities Act. No underwriter was employed in connection with the offering and sale of the shares. The facts that we relied upon to make the federal exemption available include, among others, the following:

 The aggregate offering price for the offering of the shares of common stock did not exceed $1,000,000, less the aggregate offering price for all securities sold within the twelve months before the start of and during the offering in reliance upon any exemption under Section 3(b) of, or in violation of Section 5(a) of, the Securities Act of 1933;

          o We duly and timely filed the required number of manually executed originals and true copies of Form D with the U.S. Securities and Exchange Commission;

          o We conducted no general solicitation or advertising in connection with the offering of any of the shares; and

     o The fact that Rub A Dub Soap has not been since our inception:

          o Subject to the reporting requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934;

          o An "investment company" within the meaning of the Investment Company Act of 1940; or

          o A development stage company that either has no specific business plan or purpose or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies, or other entity or person.

     Set forth below is information regarding unregistered securities that we sold from the date of our inception on September 28, 2001, through the date of the first stock sale on January 16, 2002, in the private stock offering described immediately above. In our view, the issuance and sale of the shares was exempt from registration in reliance upon Section 4(2) of the Securities Act of 1933 as transactions by an issuer not involving any public offering and, except for the sale of common stock to Mr. Derek K. Jones, a then resident of the Republic of Northern Irelend, Section 11-51-308(1)(p) of the Colorado Securities Act. In each transaction, the recipient of the shares represented his or its intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution of the shares, and appropriate legends were affixed to the stock certificates issued in the transactions. The recipients had an opportunity to ask questions about us and had adequate access to information about us. Ms. Lisa R. Powell was our sole executive officer and director and a controlling stockholder of Rub A Dub Soap at the time of her purchase of our common stock. No sales of shares of common stock involved the use of an underwriter and no commissions were paid in connection with the issuance or sale of any shares.

     On December 10, 2001, we issued 135,000 shares of common stock to Mr. Derek
J. Jones in consideration for $135 in cash ($.001 per share). Patricia Cudd, Esq., our legal counsel, purchased all 135,000 shares owned by Mr. Jones on June 14, 2002. On December 10, 2001, we issued 135,000 shares of common stock to Mr. Bruce A. Capra in consideration for $135 in cash ($.001 per share). On December 5, 2001, we issued 100,000 restricted shares of common stock to American Design, Ltd., a corporation owned and controlled by Mr. Paul J. Zueger, a director of Rub A Dub Soap, in consideration for $2,500 in cash ($.025 per share).

     On September 28, 2001, we issued 3,000,000 newly-issued, restricted shares of common stock to Ms. Lisa R. Powell, our President, Secretary and Treasurer and a director of Rub A Dub Soap, in consideration for her assignment to us of certain assets, including web site software, soap making supplies and utensils, books, furniture, soap recipes and a customer list, valued at a total of $3,050 (approximately $.001 per share). The aggregate 3,000,000 shares of common stock owned by Ms. Powell represent approximately 81% of the total number of our outstanding shares of common stock as of the date of this report.


Item 6.     Management's Discussion and Analysis or Plan of Operation

Liquidity and Capital Resources

     We raised $29,950 from a small public placement of 119,800 shares of common stock to a total of 31 persons conducted during the period from October 16, 2003, through December 20, 2003, pursuant to a registration statement on Form SB-1 filed under the Securities Act of 1933. We raised $42,600 from a small private placement of 213,000 shares of common stock to a total of 20 persons conducted during the period from January 16 through February 16, 2002. During the period from our inception on September 28, 2001, through December 10, 2001, we issued 3,370,000 shares of stock for $2,770 in cash and services valued at $74,280. At May 31, 2004, we had total liquid capital resources (cash and cash equivalents) of $14,193.

     We expect to raise funds from equity and/or debt financing over the course of the next 12 months in order to expand operations and pay for general and administrative expenses. If our fund raising efforts are unsuccessful, the capital resources currently available may not be sufficient to maintain operations for the coming year. We are currently exploring all available financing alternatives, including but not limited to private and public securities offerings. There are no arrangements or commitments with respect to funding and we may not be able to obtain additional funding on acceptable terms, if at all. Even if we succeed in obtaining significant additional capital, this will not ensure that our operations will be profitable. Furthermore, the full implementation of our business plan over the long-term is dependent upon our ability to raise a sizable amount of additional capital from equity and/or debt financing and/or achieve profitable operations.

Results of Operations

     We are a development stage company and have incurred a net loss of $(127,108) for the period from inception (September 28, 2001) through May 31, 2004. Of this loss, the sum of $71,230 represents compensation expense that was recorded for financial statement purposes in connection with our issuance of 370,000 shares of our common stock to three persons for $2,770 in cash at the rate of $.007 per share. This amount was calculated based upon the difference between the then most recent price of $.20 per share that we charged for the sale of shares of our common stock and the actual price of $.007 that these three individuals paid for the acquisition of the shares.

     The causes underlying our operating losses include, primarily, the following:

     o Insufficient capital available for the purchase of soap ingredients, packaging materials and soap making equipment, marketing and sales, general and administrative expenses, new product development and enhancement of our web site;

     o Limited sales and marketing activities;

     o Limited prior experience as an online retailer;

     o Insufficient customer traffic to our web site;

     o An inadequate volume of online purchases;

     o An insufficient number of strategic relationships needed to help promote our web site;

     o An insufficient number of personnel; and

     o Only one product line and a limited number of products available for sale.

We are currently taking steps to increase our inventory of soaps and gift baskets. We plan on conducting a public or private stock offering to raise additional capital for all of the activities listed immediately above. We are striving to improve our skills as an online retailer and establish strategic relationships with other natural product and related web sites and portals that can drive customer traffic to our web site.

     We have only conducted operations as an online retailer of handmade, natural, vegetable-based soaps and gift baskets since January 2001. We successfully completed a test marketing trial in four of eleven Hallmark card stores located in the Denver, Colorado, area and Phoenix, Arizona, in late September 2002. Stacy's Hallmark, owner of the stores, advised us that, if we improved our packaging, it would conduct a full marketing campaign and promotion of our handmade, natural, vegetable-based soaps and gift baskets in all eleven stores. We modified our packaging to satisfy Stacy's Hallmark and received another small order for soaps and gift baskets from Stacy's Hallmark in December 2002. However, we have since ceased efforts to market our products through the Stacy's Hallmark card stores because we need additional funding in order to provide the marketing support materials that Stacy's Hallmark requires. Subject to available financing, we have plans to commence attending trade shows. Although we intend to generate direct product sales from individually-hosted parties, no such parties have been held as of May 31, 2004. Accordingly, we believe that we have been operational for a length of time inadequate for us to discern any significant trends in our historical operating results. However, we have observed that the gift basket portion of our business is seasonal in that sales increase on holidays and, in particular, Mother's Day. The seasonality of our business is expected to diminish as online sales increase and we continue to increase our marketing and expand, enhance and improve our web site. Also, we experienced increasing sales until May 2002, when sales decreased, in our opinion, coincident with the general downturn in the economy. We believe, although we cannot be certain, that increasing consumer interest in natural products of all types, including the handmade, natural, herbal soaps that we produce, will enable us to increase our annual sales in the future. While we believe that this phenomenon will favorably impact the results of our operations in the next twelve months, we are unable to quantify the probable extent of this expected impact.

     During the fiscal year ended May 31, 2004, we generated revenues of $1,676 and a net loss of $(15,712). We realized revenues of $1,746 and a net loss of $(17,548) during the period during the fiscal year ended May 31, 2003. Net loss per share for the period from inception (September 28, 2001) to May 31, 2004, was $(0.04).

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

     The recipes for the handmade, natural, vegetable-based soaps we produce were developed by Ms. Lisa R. Powell, the President/Secretary/Treasurer, a director and the controlling stockholder of Rub A Dub Soap, and, accordingly, are unique. Further, we know of no online retailers of natural products whose sole product is soap. As a result, there are no standard industry gross margin figures available.

Item 7.     Financial Statements

     The audited financial statements of Rub A Dub Soap (the "Financial Statements"), the Notes to Financial Statements and the Report of Independent Registered Public Accounting Firm of Comiskey & Company, P.C., certified public accountants and consultants, to the Financial Statements and required by this
Item 7 commence on page F-1 and are incorporated in this report by this reference. The Financial Statements filed as part of this report are listed in the index to Financial Statements below:





                              Rub A Dub Soap, Inc.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                                  May 31, 2004



                                                                           Page
                                                                           ----

Report of Independent Registered Public Accounting Firm...........          F-1

Balance Sheet as of May 31, 2004..................................          F-2

Statements of Operations for the period from inception
 (September 28, 2001) to May 31, 2004, the year ended
  May 31, 2004, and the year ended May 31, 2003...................          F-3

Statements of Cash Flows for the period from inception
  (September 28, 2001) to May 31, 2004, the year ended
  May 31, 2004, and the year ended May 31, 2003...................          F-4

Statement of Stockholders' Equity for the initial period
  from inception (September 28, 2001) to May 31, 2004.............          F-5

Notes to Financial Statements.....................................   F-6 to F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors and Stockholders of
Rub A Dub Soap, Inc.


We have audited the accompanying balance sheet of Rub A Dub Soap, Inc. (a development stage company) as of May 31, 2004, and the related statements of operations, stockholders' equity, and cash flows for the year ended May 31, 2004, for the year ended May 31, 2003, and for the initial period from inception (September 28, 2001) to May 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rub A Dub Soap, Inc. as of May 31, 2004, and the results of its operations and cash flows for the year ended May 31, 2004, for the year ended May 31, 2003, and for the initial period from inception (September 28, 2001) to May 31, 2004, in conformity with U.S. generally accepted accounting principles.


Denver, Colorado
June 21, 2004

                                                        PROFESSIONAL CORPORATION

                              Rub A Dub Soap, Inc.
                          (A Development Stage Company)
                                 BALANCE SHEET
                                  May 31, 2004


ASSETS

CURRENT ASSETS
Cash and cash equivalents                                             $  14,193
Inventory                                                                 3,202
                                                                      ---------

Total current assets                                                     17,395
                                                                      ---------

EQUIPMENT - AT COST
Furniture and equipment                                                  11,834
Less accumulated depreciation                                            (6,222)
                                                                      ---------

                                                                          5,612

TOTAL ASSETS                                                          $  23,007
                                                                      =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                                      $     510
Sales tax payable                                                             5
                                                                      ---------

Total current liabilities                                                   515
                                                                      ---------

STOCKHOLDERS' EQUITY
Preferred stock, .01 par value; 10,000,000 shares
authorized; no shares issued and outstanding                                 --
Common stock, .001 par value; 100,000,000 shares
authorized; 3,702,800 shares issued and outstanding                       3,703
Additional paid-in capital                                              145,897
Deficit accumulated during the development stage                       (127,108)
                                                                      ---------

                                                                         22,492

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $  23,007
                                                                      =========






    The accompanying notes are an integral part of the financial statements.




                              Rub A Dub Soap, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS




                                        For the period
                                        from inception    For the year    For the year
                                     (September 28, 2001)    ended           ended
                                          to May 31,         May 31,         May 31,
                                             2004             2004            2003
                                      -----------------    -----------    -----------
Revenues                              $           4,393    $     1,676    $     1,746

Cost of sales                                     2,085            586            567
                                      -----------------    -----------    -----------

Gross profit                                      2,308          1,090          1,179

General and administrative expenses             128,841         16,812         18,802
                                      -----------------    -----------    -----------

Loss from operations                           (126,533)       (15,722)       (17,623)
                                      -----------------    -----------    -----------

Other income (expense)
Interest income                                     133             --             25
Other miscellaneous income                           60             10             50
Loss on sale of assets                             (768)            --             --
                                      -----------------    -----------    -----------

NET LOSS                              $        (127,108)   $   (15,712)   $   (17,548)
                                      =================    ===========    ===========

NET LOSS PER SHARE
Loss from continuing operations       $           (0.04)   $     (0.01)   $     (0.00)
                                      =================    ===========    ===========

WEIGHTED AVERAGE NUMBER
OF SHARES OF COMMON
STOCK AND COMMON STOCK
EQUIVALENTS OUTSTANDING                       3,555,640      3,653,848      3,583,000
                                      =================    ===========    ===========









    The accompanying notes are an integral part of the financial statements.



                              Rub A Dub Soap, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS



                                                 For the period
                                                 from inception     For the year   For the year
                                              (September 28, 2001)      ended         ended
                                                    to May 31,         May 31,        May 31,
                                                      2004              2004           2003
                                                -----------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                        $       (127,108)   $   (15,712)   $   (17,548)
Adjustments to reconcile net loss to net cash
flows from operating activities:
Stock for services                                        74,280             --             --
Depreciation                                               6,222          2,632          2,673
Increase in inventory                                     (3,202)          (196)        (1,219)
Decrease in accounts receivable                               --             --             95
Increase (decrease) in accrued expenses                        5              4           (374)
Increase (decrease) in accounts payable                      510           (304)          (437)
                                                ----------------    -----------    -----------

Net cash flows from operating activities                 (49,293)       (13,576)       (16,810)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment                       (11,834)            --           (728)
                                                ----------------    -----------    -----------

Net cash flows from investing activities                 (11,834)            --           (728)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable                                   --         (3,000)         2,635
Issuance of common stock                                  75,320         29,950             --
                                                ----------------    -----------    -----------

Net cash flows from financing activities                  75,320         26,950          2,635
                                                ----------------    -----------    -----------

NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                                      14,193         13,374        (14,903)

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD                                           --            819         15,722
                                                ----------------    -----------    -----------

CASH AND CASH EQUIVALENTS,
END OF PERIOD                                   $         14,193    $    14,193    $       819
                                                ================    ===========    ===========









    The accompanying notes are an integral part of the financial statements.

                              Rub A Dub Soap, Inc.
                          (A Development Stage Company)
                       STATEMENT OF STOCKHOLDERS' EQUITY
    For the initial period from inception (September 28, 2001) to May 31, 2004




                                                                                Deficit
                                             Common stock                     accumulated
                                        ---------------------    Additional    during the      Total
                                         Number of                paid-in     development   stockholders'
                                          shares      Amount      capital        stage         equity
                                        ---------   ---------   ---------     ---------     ---------
Common stock issued
September 2001 - for equipment          3,000,000   $   3,000   $      50     $      --     $   3,050
November 2001 - for cash and services     135,000         135      26,865            --        27,000
December 2001 - for cash and services     135,000         135      26,865            --        27,000
January 2002 - for cash and services      100,000         100      19,900            --        20,000
January 2002 - for cash                   212,250         213      42,237            --        42,450
February 2002 - for cash                      750          --         150            --           150

Net loss for the period ended
May 31, 2002                                   --          --          --       (93,848)      (93,848)
                                        ---------   ---------   ---------     ---------     ---------

Balance, May 31, 2002                   3,583,000       3,583     116,067       (93,848)       25,802

Net loss for the period ended
May 31, 2003                                   --          --          --       (17,548)      (17,548)
                                        ---------   ---------   ---------     ---------     ---------

Balance, May 31, 2003                   3,583,000       3,583     116,067      (111,396)        8,254

Common stock issued
October 2003 - for cash                    89,600          90      22,310            --        22,400
November 2003 - for cash                    6,400           6       1,594            --         1,600
November 2003 - for cash                   23,800          24       5,926            --         5,950

Net loss for the period ended
May 31, 2004                                   --          --          --       (15,712)      (15,712)
                                        ---------   ---------   ---------     ---------     ---------

Balance, May 31, 2004                   3,702,800   $   3,703   $ 145,897     $(127,108)    $  22,492
                                        =========   =========   =========     =========     =========








    The accompanying notes are an integral part of the financial statements.

                              Rub A Dub Soap, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  May 31, 2004




1.   Summary of Significant Accounting Policies
     ------------------------------------------
     Development Stage Activities and Basis of Presentation
     Rub A Dub Soap, Inc. (a development stage company) (the "Company") was formed to be a small online retailer of handmade, natural, vegetable-based soaps and gift baskets. In the future, if sufficient demand exists, the Company intends to add essential oils and herbs to their online inventory.

     The Company has few sales and a net loss from operations for the period from organization through the date of the balance sheet. Management believes the Company has received a sufficient capital infusion through issuance of stock and shareholder loans to maintain operations for the next year.

     Revenue Recognition
     The Company records income and expenses on the accrual method. Revenues are recognized when the item is shipped to the customer.

     Inventory
     Merchandise inventory is stated at the lower of cost or market value on the "first-in, first-out" accounting method.

     Reporting Year
     The reporting year of the Company is May 31.

     Financial Instruments
     Unless otherwise indicated, the fair value of all reported assets and liabilities that represent financial instruments (none of which are held for trading purposes) approximate the carrying values of such assets and liabilities.

     Statements of Cash Flows
     For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

     Loss per share
     Loss per share has been calculated based upon the weighted average number of shares outstanding.

     Use of Estimates
     The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that effect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

     Consideration of Other Comprehensive Income Items
     SFAS No. 130 - Reporting Comprehensive Income, requires companies to present comprehensive income (consisting primarily of net income plus other direct equity changes and credits) and its components as part of the basic financial statements. For the year ended May 31, 2004, the Company's financial statements do not contain any changes in equity that are required to be reported separately in comprehensive income.

                              Rub A Dub Soap, Inc.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  May 31, 2004




1.   Summary of Significant Accounting Policies (continued)
     ------------------------------------------------------
     Stock-Based Compensation
     SFAS No. 123 - Accounting for Stock-Based Compensation allows companies to choose whether to account for stock-based compensation under the method prescribed in Accounting Principles Board Opinion No. 25 ("APB 25") or use the fair value method described in SFAS No. 123. The Company continues to follow the accounting measurement provisions of APB 25 and implements the disclosure provisions of SFAS 123.

     Income Taxes
     The Company accounts for income taxes in accordance with SFAS No. 109 - Accounting for Income Taxes. Deferred tax assets and liabilities are recognized with respect to the tax consequences attributable to differences between the financial statement carrying values and tax basis of existing assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which these temporary differences are expected to be recovered or settled. Further, the effect on deferred tax assets and liabilities of changes in tax rates is recognized in income in the period that includes the enactment date.

2.   Stockholders' Equity
     --------------------
     The Company is authorized to issue 10,000,000 shares of preferred stock. The Company's Board of Directors is authorized to divide the preferred stock into series, and with respect to each series, to determine the preferences and rights and qualifications, limitations or restrictions thereof, including the dividend rights, conversion rights, voting rights, redemption rights and terms, liquidation preferences, sinking fund provisions, and the number of shares constituting the series and the designations of such series. The Board of Directors could, without stockholder approval, issue preferred stock with voting and other rights that could adversely affect the voting rights of the holders of common stock which issuance could have certain anti-takeover effects.

     The Company issued 370,000 shares of stock to consultants for cash consideration of $2,770, an average of $0.007 per share. For financial statement purposes, the Company recorded compensation expense equal to the difference between the public offering price of $0.20 per share and the cash price, a total of $71,230 for the initial period ended May 31, 2002.

3.   Income Taxes
     ------------
     A deferred tax asset exists relating to net operating losses and deductible temporary differences due to development stage costs. Management does not consider it more likely than not that the entire deferred tax asset will be realized. Therefore, a full valuation allowance has been established against the deferred tax asset. The valuation allowance increased by $6,347 for the year ended May 31, 2004. The net operating losses will expire in 2024.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

     We had no independent accountant prior to the retention of Comiskey & Company, P.C., certified public accountants and consultants, of 789 Sherman Street, Suite #440, Denver, Colorado 80203, on May 24, 2002. There has been no change in our independent accountant during the period commencing with the retention of Comiskey & Company, P.C., through the date of this report.


Item 8A. Controls and Procedures

     Our President/Secretary/Treasurer (the "Certifying Officer") is responsible for establishing and maintaining disclosure controls and procedures for Rub A Dub Soap. She has designed such internal controls and procedures in order to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. She has concluded, based upon her evaluation of these controls and procedures as of the end of our fiscal year ended May 31, 2004, covered by this report, that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in this report is accumulated and communicated to our management, including to the Certifying Officer as appropriate, to allow timely decisions regarding required disclosure. The Certifying Officer also has indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no corrective actions with regard to significant deficiencies or material weakness. We are presently unable to provide segregation of duties within Rub A Dub Soap as a means of internal control. As a result, the Certifying Officer is presently relying on assistance from our Board of Directors to provide short-term review procedures until such time as additional funding is provided to hire additional executives to segregate duties within the company.


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

Directors and Executive Officers

     Set forth below are the names, ages, positions with Rub A Dub Soap and business experience of our directors and executive officers.

      Name                 Age                 Positions with Company
      ----                 ---      --------------------------------------------

 Lisa R. Powell*           31       President, Secretary, Treasurer and Director

 Paul J. Zueger*           66       Director

 Douglas W. Granger*       45       Director
------------------

       *Member of the Audit Committee.

General

     Directors hold office until the next annual meeting of our stockholders and until their successors have been elected and qualify. Officers serve at the pleasure of the Board of Directors. Ms. Powell devotes approximately 10% of her time to our business and affairs. Messrs. Zueger and Granger each joined our Board of Directors on September 5, 2004. They are each expected to devote such time to our business and affairs as is necessary to perform their responsibilities as directors of Rub A Dub Soap. Set forth below under "Business Experience" is a description of the business experience of our executive officers and directors. No organization with which Ms. Powell or Messrs. Zueger or Granger is or has been previously employed, affiliated or otherwise associated, is or has been affiliated with us.

Business Experience

     Ms. Lisa R. Powell has served as the President, the Secretary, the Treasurer and a director of Rub A Dub Soap since our inception on September 28, 2001. Ms. Powell has been making natural, vegetable-based soaps by hand and practicing aromatherapy as a hobby since May 1996. Since December 1998, she has been employed by Muller Engineering Corporation, Denver, Colorado, as a design engineer. From June 1993 through December 1998, Ms. Powell was employed as a water drainage engineer by the U.S. National Park Service. She is a licensed civil engineer specializing in roadway design. Ms. Powell received a Bachelor of Science degree in civil engineering from the University of Colorado, Boulder, Colorado, in 1996.

     Mr. Paul J. Zueger has served as a director of Rub A Dub Soap since September 5, 2004. Since 1972, Mr. Zueger has been the sole stockholder, the President and a director of American Design, Ltd., Aurora, Colorado, a company specializing in the publication of fine art that has twelve retail outlets located in California, Colorado and New Mexico. American Design is today recognized as one of the largest wholesale fine art publishing firms in the United States. Under the auspices of American Design, Mr. Zueger is responsible for having developed a national direct sales force; representing and publishing the artworks of several leading artists; and successfully managing twelve fine art galleries located in three states. In 1989, Mr. Zueger founded and, since that date, has served on the Board of Directors of The Synaptic Corporation, a privately-held biotechnology company with offices in Aurora, Colorado. The Synaptic Corporation is engaged in the manufacture, marketing and distribution of a line of FDA-approved products that uses patented electromedicine techniques in the treatment and management of acute and chronic pain.

     Mr. Douglas W. Granger has served as a director of Rub A Dub Soap since September 5, 2004. He has been employed, since 1996, as a major account executive by Pitney Bowes Inc., Englewood, Colorado, a Fortune 500 company with its world headquarters in Stamford, Connecticut, which provides leading edge global, integrated mail and document management solutions for organizations of all sizes. Mr. Granger is the number one ranked sales/sales management professional for Pitney Bowes, having increased his line of business sales from 38% to 156% during his tenure with the company. Since 1997, he has received eleven performance awards from Pitney Bowes, including, in 2003, Pitney Bowes Pacemaker Conference Top 13 Major Account Executive's in the United States and, in 2002, Pitney Bowes Systems Senior Sales Executive of the Year. From 1993 to 1995, Mr. Granger was employed as a sales associate by Unilink Automated Office Systems, Vail, Colorado, a Ricoh office equipment distributor. During his two-year tenure with Unilink Automated Office Systems, Mr. Granger was responsible for increasing sales in Summit and Eagle Counties, Colorado, by 200%. He received the Ricoh University, Deans List Sales Award in 1994. Mr. Granger was employed by Son Systems, Inc., a Vail, Colorado-based software system distributor, from 1992 to 1993. In this position, Mr. Granger managed a team of 15 sales representatives and administrative personnel and increased growth by 30%. From 1990 to 1991, he was employed as a loan broker by Nu-Home Financial Services, Inc., Denver, Colorado, a company engaged in mortgage development for national lenders. From 1983 to 1990, Mr. Granger was employed in the position of National Sales Director by Shelby Fine Arts, Denver, Colorado, a national fine art distributor. In this position, he managed 100 sales people and 30 mid-level managers and tripled sales to $3 million annually, receiving the Shelby Fine Arts, $3 Million Sales Award in 1986.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

     Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial statements of beneficial ownership on Form 3, reports of changes in ownership on Form 4 and annual reports concerning their ownership on Form 5. Executive officers, directors and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all
Section 16(a) reports they file. To the best of our knowledge, our executive officers, directors and greater than 10% beneficial owners of our common stock, have complied with the Section 16(a) filing requirements applicable to them during the fiscal year ended May 31, 2004, and with respect to all subsequent events to September 13, 2004.

Corporate Governance

     The Board of Directors has a separately-designated standing Audit Committee as required by the Exchange Act. The members of the Audit Committee are Ms. Lisa
R. Powell, Chairman, and Messrs. Paul J. Zueger and Douglas W. Granger. The Board of Directors has determined that none of the members of the Audit Committee is an "audit committee financial expert" under rules and regulations adopted by the SEC. The Board of Directors has also affirmatively determined that, in its judgment, each of Messrs. Zueger and Granger meets all applicable independence standards established by the New York Stock Exchange. The Board of Directors has adopted a Code of Ethics covering the minimum criteria provided in rules of the Securities Exchange Commission that applies to our principal executive officer, principal financial officer and principal accounting officer. The Code of Ethics is attached to this report as Exhibit 14.

Item 10. Executive Compensation

     The following table sets forth information concerning the compensation of our sole executive officer, including the dollar value of base salary and/or other annual compensation earned, the dollar value of restricted stock issued and the number of securities underlying stock options granted, during the fiscal years ended May 31, 2004 and 2003, and the period from the date of our organization on September 28, 2001, through May 31, 2002.

                           SUMMARY COMPENSATION TABLE

                                                               Long Term Compensation
                           Annual Compensation                        Awards
                      -----------------------------   --------------------------------------
    (a)        (b)       (c)              (d)              (e)                   (f)
Name and                              Other Annual      Restricted           Securities
Principal                             Compensation    Stock Award(s)         Underlying
Position      Year    Salary($)           ($)              ($)               Options/SAR's(#)
---------------------------------------------------------------------------------------------
Lisa M.      2004      $-0-              $ -0-            $ -0-                  -0-
Powell,      2003      $-0-              $600(1)          $ -0-                  -0-
President,   2002*     $2,500(2)         $600(3)          $3,050(4)              -0-
Secretary
and
Treasurer
------------------

     *The period from the date of our inception on September 28, 2001, through May 31, 2002.

     (1) Includes payments for rent from June 1 through September 30, 2002, at the rate of $150 per month for the use of space at Ms. Powell's residence for our office.

     (2) Includes $500 per month during the period from May 1 through September 30, 2002.

     (3) Includes payments for rent from February 1 through May 31, 2002, at the rate of $150 per month for the use of space at Ms. Powell's residence for our office.

     (4) Includes the value of 3,000,000 shares of common stock issued on September 28, 2001, in consideration for Ms. Powell's assignment to us of certain assets, including web site software, soap making supplies and utensils, books, furniture, soap recipes and a customer list. These shares comprise 81% of the total number of our outstanding shares of commons stock as of the date of this report.

General

     Since our inception on September 28, 2001, Ms. Lisa M. Powell, President, Secretary and Treasurer, has been employed part time. Ms. Powell has received no cash compensation for her services except $2,500 in salary over a five-month period in 2002 and monies we paid her to rent space at her residence for our office. No other cash compensation has been awarded to, earned by or paid to Ms. Powell since our organization for all services rendered in all capacities to Rub A Dub Soap.

Restricted Stock Issuance

     On September 28, 2001, we issued 3,000,000 restricted shares of common stock to Ms. Lisa R. Powell, the President, Secretary and Treasurer and a director of Rub A Dub Soap, in consideration for her assignment to us of certain assets, including web site software, soap making supplies and utensils, books, furniture, soap recipes and a customer list valued at a total of approximately $3,050. As of the date of this report, the 3,000,000 shares owned by Ms. Powell represent approximately 81% of our 3,702,800 outstanding shares of common stock.

Long-Term Incentive Plans

     Except for the individual compensation arrangements with Ms. Powell described immediately above whereby she received 3,000,000 shares, representing 81% of our outstanding shares, of common stock, we do not provide our officers or employees with pension, stock appreciation rights, long-term incentive or other compensation plans and have no intention of implementing any of these plans for the foreseeable future. The provisions of these plans would be at the discretion of our Board of Directors.

Indemnification

     Our Articles of Incorporation include provisions to indemnify our officers and directors and other persons against expenses, judgments, fines and amounts paid in settlement in connection with threatened, pending or completed suits or proceedings against those persons by reason of serving or having served as officers, directors or in other capacities, except in relation to matters with respect to which they shall be determined not to have acted in good faith and in the best interests of Rub A Dub Soap. With respect to matters as to which our officers, directors and others are determined to be liable for misconduct or negligence, including gross negligence, in the performance of their duties to Rub A Dub Soap, our Articles of Incorporation provide for indemnification only to the extent that the court in which the action or suit is brought determines that the person is fairly and reasonably entitled to indemnification for those expenses that the court deems proper. Insofar as indemnification for liabilities arising under the Securities Act may be permitted to officers, directors or persons controlling us pursuant to the foregoing, we have been informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy as expressed in the Securities Act of 1933, and is, therefore, unenforceable.

Compensation of Directors

     We have no standard arrangements for compensating our directors.


Item 11.    Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information regarding the ownership of our common stock as of September 13, 2004, by each stockholder known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, each director and executive officer and all directors and executive officers as a group. Under the General Rules and Regulations of the SEC, a person is deemed to be the beneficial owner of a security if the person has or shares the power to vote or direct the voting, or dispose or direct the disposition, of the security. Each stockholder named in the table has sole voting and investment power with respect to the shares beneficially owned.

                                           Shares
    Name and Address of                  Beneficially            Percent
      Beneficial Owner                     Owned                of Class
------------------------------           -------------         ----------
Lisa R. Powell
13279 West Ohio Avenue
Lakewood, Colorado 80228                  3,000,000                81.0%

Paul J. Zueger
70 South Potomac Street
Aurora, Colorado  80012                     125,000                 3.4%

Douglas W. Granger
10492 East Prentice Avenue
Englewood, Colorado 80111                     -0-                  0.00%

All Executive Officers and
  Directors as a Group (three
  persons)                                3,125,000                84.4%

     As of September 13, 2004, there were 3,702,800 shares of common stock issued and outstanding. We have no compensation plans (including individual compensation arrangements) under which shares of our common stock are authorized for issuance. Ms. Lisa R. Powell and Messrs Paul J. Zueger and Douglas W. Granger serve as the members of our Board of Directors. Ms. Powell is our President, Secretary and Treasurer.


Item 12. Certain Relationships and Related Transactions

     On September 28, 2001, we issued 3,000,000 restricted shares of common stock to Ms. Lisa R. Powell, the President, Secretary and Treasurer and a director of Rub A Dub Soap, in consideration for her assignment to us of certain assets, including web site software, soap making supplies and utensils, books, furniture, soap recipes and a customer list, valued at a total of approximately $3,050 (approximately $.001 per share). As of the date of this report, the 3,000,000 shares owned by Ms. Powell represent approximately 81% of our 3,702,800 outstanding shares of common stock.

     On December 5, 2001, we issued 100,000 restricted shares of common stock to American Design, Ltd., a corporation owned and controlled by Mr. Paul J. Zueger, a director of Rub A Dub Soap, in consideration for $2,500 in cash ($.025 per share) and, on January 31, 2002, we issued 25,000 restricted shares of common stock to Mr. Zueger in consideration for $5,000 in cash ($.20 per share).

     Because of their management positions and/or percentage share ownership in Rub A Dub Soap, transactions between and among Rub A Dub Soap and Ms. Powell and Messrs. Zueger and Granger, such as the sale of our common stock to Ms. Powell and Mr. Zueger as described above, should not be considered to have occurred at arm's-length.

Item 13. Exhibits and Reports on Form 8-K

     (a) The exhibits required by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated by reference in, or filed with, this Report, as follows:

   Item
  Number                              Description
--------- ----------------------------------------------------------------------

   3.1 Articles of Incorporation of Rub A Dub Soap, Inc., filed September 28, 2001. (Incorporated in this report by reference to Exhibit 2.1 to the Registration Statement on Form SB-1, File No. 333-98315, filed on August 18, 2002.)

   3.2 Bylaws of Rub A Dub Soap, Inc. (Incorporated in this report by reference to Exhibit 2.2 to the Registration Statement on Form SB-1, File No. 333-98315, filed on August 18, 2002.)

   3.3 Amended Bylaws of Rub A Dub Soap, Inc. (Incorporated in this report by reference to Exhibit 2.3 to the Amendment Number 1 to the Registration Statement on Form SB-1/A, File No. 333-98315, filed on October 11, 2002.)

   4.1*   Form of stock certificate.

   4.2 Form of Subscription Agreement. (Incorporated in this report by reference to Exhibit 4 to the Registration Statement on Form SB-1, File No. 333-98315, filed on August 18, 2002.)

   4.3*   Form of Subscription Agreement and Investment Letter.


  10.0*   Promissory Note payable by Rub A Dub Soap, Inc., to Patricia Cudd,
          Esq.

  14.0*   Code of Ethics.

  21.0*   Subsidiaries of Rub A Dub Soap, Inc.

  31.0*   Certification.

  32.0* Certification of Chief Executive and Financial Officer pursuant to Sarbanes-Oxley Act of 2002.

------------------
     *    Filed herewith.

     (b) No reports on Form 8-K were filed during the last quarter of the fiscal year ended May 31, 2004.


Item 14. Principal Accountant Fees and Services.

     Appointment of Independent Auditor and Fees. Comiskey & Company, P.C., served as our independent auditors for the fiscal year ended May 31, 2004. We paid Comiskey & Company, P.C., $6,073 in fees for the year ended May 31, 2004, and $4,614 in fees for the year ended May 31, 2003, for professional services rendered for the audit of our annual financial statements, the review of financial statements included in our quarterly reports on Form 10-QSB and services that the auditor normally provides in connection with statutory and regulatory filings or engagements for those fiscal years.

     We established a separately-designated standing Audit Committee consisting of all three members of our Board of Directors in September 2004. Under procedures established by the Board of Directors, the Audit Committee will be required to pre-approve all audit and non-audit services performed by our independent auditor to ensure that the provisions of these services do not impair the auditor's independence.

     Each year, the Audit Committee will review with management and the independent auditor the types of services that are likely to be required throughout the year. Those services are comprised of four categories, including audit services, audit-related services, tax services and all other permissible services. At that time, the Audit Committee will pre-approve a list of specific services that may be provided within each of these categories, and set fee limits for each specific service or project. Management will then be authorized to engage the independent auditor to perform the pre-approved services as needed throughout the year, subject to providing the Audit Committee with regular updates. The Audit Committee will review all billings submitted by the independent auditor on a regular basis to ensure that the services do not exceed pre-defined limits. The Audit Committee must review and approve in advance, on a case-by-case basis, all other projects, services and fees to be performed by or paid to the independent auditor. The Audit Committee also must approve in advance any fees for pre-approved services that exceed the pre-established limits, as described above.

     Under company policy and/or applicable rules and regulations, the independent auditor is prohibited from providing the following types of services to us:

     o bookkeeping or other services related to our accounting records or financial statements;

     o    financial information systems design and implementation;

     o appraisal or valuation services, fairness opinions or contribution-in-kind reports;

     o    actuarial services;

     o    internal audit outsourcing services,

     o    management functions;

     o    human resources;

     o    legal services;

     o    broker-dealer, investment advisor or investment banking services; and

     o    expert services unrelated to audit.


                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 RUB A DUB SOAP, INC.



Date:  September 13, 2004                        By:  /s/ Lisa R. Powell
                                                     --------------------------
                                                      Lisa R. Powell, President

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.



Date:  September 13, 2004         /s/ Lisa R. Powell
                                  ---------------------------------------
                                  Lisa R. Powell,  President,  Secretary,
                                  Treasurer and Director  (Principal
                                  Executive, Financial and Accounting Officer)


Date:  September 13, 2004         /s/ Paul J. Zueger
                                  ---------------------------------------
                                  Paul J. Zueger, Director



Date:  September 13, 2004         /s/ Douglas W. Granger
                                  ---------------------------------------
                                  Douglas W. Granger, Director