Form 10QSB
period 2004-08-31
RUB A DUB SOAP INC
filed 2004-10-20
CIK 1169138

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended August 31, 2004


[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


          For the transition period from _____________ to _____________


                        Commission file number 000-032103


                              Rub A Dub Soap, Inc.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


         Colorado                                      84-1609495
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or  organization)


                13279 West Ohio Avenue, Lakewood, Colorado 80228
                ------------------------------------------------
                    (Address of principal executive offices)


                                 (303) 949-5834
                           ---------------------------
                           (Issuer's telephone number)


               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS


Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court. Yes [ ]   No [X]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,702,800 shares of common stock, $0.001 par value per share, outstanding as of August 31, 2004.

Transitional Small Business Disclosure Format (Check one):  Yes [ ]   No  [X]

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.








                              Rub A Dub Soap, Inc.

                              FINANCIAL STATEMENTS

                                 August 31, 2004






                                    CONTENTS




                                                                         Page


BALANCE SHEET                                                               1

STATEMENTS OF OPERATIONS                                                    2

STATEMENTS OF CASH FLOWS                                                    3

NOTES TO FINANCIAL STATEMENTS                                               4

                              Rub A Dub Soap, Inc.
                                 BALANCE SHEET
                                August 31, 2004




  ASSETS

CURRENT ASSETS
Cash and cash equivalents                                             $  10,873
Inventory                                                                 3,265
                                                                      ---------

Total current assets                                                     14,138
                                                                      ---------

EQUIPMENT - AT COST
Furniture and equipment                                                  11,834
Less accumulated depreciation                                            (6,849)
                                                                      ---------

                                                                          4,985

TOTAL ASSETS                                                          $  19,123
                                                                      =========

  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                                      $   2,470
Sales tax payable                                                             4
                                                                      ---------

Total current liabilities                                                 2,474
                                                                      ---------

STOCKHOLDERS' EQUITY
Preferred stock, .01 par value; 10,000,000 shares
authorized; no shares issued and outstanding                                 --
Common stock, .001 par value; 100,000,000 shares
authorized; 3,702,800 shares issued and outstanding                       3,703
Additional paid-in capital                                              145,897
Accumulated deficit                                                    (132,951)
                                                                      ---------

                                                                         16,649

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $  19,123
                                                                      =========



    The accompanying notes are an integral part of the financial statements.

                              Rub A Dub Soap, Inc.
                            STATEMENTS OF STATEMENTS




                                                        For the three months ended
                                                   ------------------------------------
                                                   August 31, 2004      August 31, 2003
                                                   ---------------      ---------------
Revenues                                           $           207      $          187

Cost of sales                                                  102                 103
                                                   ---------------      --------------

Gross profit                                                   105                  84

General and administrative expenses                          5,949               3,999
                                                   ---------------      --------------

Loss from operations                                        (5,844)             (3,915)
                                                   ---------------      --------------

NET LOSS                                           $        (5,844)     $       (3,915)
                                                   ===============      ==============

NET LOSS PER SHARE
Basic                                              $        (0.002)     $       (0.001)
                                                   ===============      ==============

WEIGHTED AVERAGE NUMBER
OF SHARES OF COMMON
STOCK AND COMMON STOCK
EQUIVALENTS OUTSTANDING                                  3,702,800           3,583,000
                                                   ===============      ==============




    The accompanying notes are an integral part of the financial statements.


                             Rub A Dub Soap, Inc.
                            STATEMENTS OF CASH FLOWS




                                                               For the three months ended
                                                          -----------------------------------
                                                          August 31, 2004     August 31, 2003
                                                          ---------------     ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                  $        (5,844)    $       (3,915)
Adjustments to reconcile net loss to net cash
 flows from operating activities:
   Depreciation                                                       628                680
   Decrease (increase) in inventory                                   (63)                82
   Increase in accounts payable                                     1,959              2,847
                                                          ---------------     --------------

     Net cash flows from operating activities                      (3,320)              (306)

CASH FLOWS FROM INVESTING ACTIVITIES                                   --                 --

CASH FLOWS FROM FINANCING ACTIVITIES                                   --                 --
                                                          ---------------     --------------

NET DECREASE IN CASH
AND CASH EQUIVALENTS                                               (3,320)              (306)

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD                                                14,193                819
                                                          ---------------     --------------

CASH AND CASH EQUIVALENTS,
END OF PERIOD                                             $        10,873     $          513
                                                          ===============     ==============




    The accompanying notes are an integral part of the financial statements.

                              Rub A Dub Soap, Inc.
                          Notes to Financial Statements
                                 August 31, 2004



1.   Management's Representation of Interim Financial Information
     ------------------------------------------------------------
     The accompanying financial statements have been prepared by Rub A Dub Soap, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments, which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at May 31, 2004.

2.   Development Stage Company
     -------------------------
     Until May 31, 2004, the Company had been in the development stage.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

Liquidity and Capital Resources

     We raised $29,950 from a small public placement of 119,800 shares of common stock to a total of 31 persons conducted during the period from October 16, 2003, through December 20, 2003, pursuant to a registration statement on Form SB-1 filed under the Securities Act of 1933. We raised $42,600 from a small private placement of 213,000 shares of common stock to a total of 20 persons conducted during the period from January 16 through February 16, 2002. During the period from our inception on September 28, 2001, through December 10, 2001, we issued 3,370,000 shares of stock for $2,770 in cash and services valued at $74,280. At August 31, 2004, we had total liquid capital resources (cash and cash equivalents) of $10,873.

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

Results of Operations

     We have incurred a net loss of $(132,951) for the period from inception (September 28, 2001) through August 31, 2004. Of this loss, the sum of $71,230 represents compensation expense that was recorded for financial statement purposes in connection with our issuance of 370,000 shares of our common stock to three persons for $2,770 in cash at the rate of $.007 per share. This amount was calculated based upon the difference between the then most recent price of $.20 per share that we charged for the sale of shares of our common stock and the actual price of $.007 that these three individuals paid for the acquisition of the shares.

     The causes underlying our operating losses include, primarily, the following:

     |X| Insufficient capital available for the purchase of soap ingredients, packaging materials and soap making equipment, marketing and sales, general and administrative expenses, new product development and enhancement of our web site;

     |X|  Limited sales and marketing activities;

     |X|  Limited prior experience as an online retailer;

     |X|  Insufficient customer traffic to our web site;

     |X|  An inadequate volume of online purchases;

     |X| An insufficient number of strategic relationships needed to help promote our web site;

     |X|  An insufficient number of personnel; and

     |X| Only one product line and a limited number of products available for sale.

We are currently taking steps to increase our inventory of soaps and gift baskets. We plan to conduct a public or private stock offering to raise additional capital for all of the activities listed immediately above. We are striving to improve our skills as an online retailer and establish strategic relationships with other natural product and related web sites and portals that can drive customer traffic to our web site.

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

     During the quarter ended August 31, 2004, we generated revenues of $207 and a net loss of $(5,844). We realized revenues of $187 and a net loss of $(3,915) during the quarter ended August 31, 2003. Net loss per share for the quarter ended August 31, 2004, was $(0.002) as compared to a net loss per share for the quarter ended August 31, 2003, of $(0.001).

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

Item 3.    Controls and Procedures.

     Our President (the "Certifying Officer") is responsible for establishing and maintaining disclosure controls and procedures for Rub A Dub Soap. She has concluded, based upon her evaluation of these controls and procedures as of the end of the quarter ended August 31, 2004, covered by this report, that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in this report is accumulated and communicated to our management, including the Certifying Officer as appropriate, to allow timely decisions regarding required disclosure. The Certifying Officer also has indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no corrective actions with regard to significant deficiencies or material weakness. We are presently unable to provide segregation of duties within Rub A Dub Soap as a means of internal control. As a result, the Certifying Officer is presently relying on assistance from our Board of Directors to provide short-term review procedures until such time as additional funding is provided to hire additional executives to segregate duties within the company.


                          PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings.

     As of the date of this report, we know of no legal proceedings to which we are a party or to which any of our property is the subject, which are pending, threatened or contemplated or any unsatisfied judgments against us.

Item 2. Changes in Securities.

     (a) No instruments defining the rights of stockholders of Rub A Dub Soap's common stock have been modified.

     (b) No rights evidenced by Rub A Dub Soap's common stock have been limited or qualified by the issuance or modification of any other class of securities.

     (c) No equity securities were sold by Rub A Dub Soap during the quarter ended August 31, 2004, covered by this report that were not registered under the Securities Act of 1933.

     (d) Under Rule 463, d. 3., of the Securities Act of 1933, we are not required to report any information pursuant to this item.

     (e) There were no repurchases of common stock made by or on behalf of Rub A Dub Soap or any "affiliated purchaser," as defined in Rule 10b-18(a)(3), during the quarter ended August 31, 2004, covered by this report.

Item 3. Defaults Upon Senior Securities.

     There has been no default in the payment of principal with respect to Rub A Dub Soap's indebtedness as of the date of this report, which consists of non-interest-bearing, demand promissory notes in the principal amounts of $5,000 and $1,000 payable to Rub A Dub Soap's legal counsel.

Item 4. Submission of Matters to a Vote of Security Holders.

     During the quarter covered by this report, no matters requiring a vote were submitted to security holders by means of the solicitation of proxies or otherwise.

Item 5. Other Information.

     There is no information to be reported under this item with respect to which information is not otherwise called for by this form.

Item 6.  Exhibits and Reports on Form 8-K.

     (a) The exhibits required by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated by reference in, or filed with, this report, as follows:

   Item
  Number                       Description
--------  ----------------------------------------------------------------------
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

   4.1 Form of stock certificate. (Incorporated in this report by reference to Exhibit 4.1 to the Annual Report on Form 10-KSB, File No. 333-98315, filed on September 14, 2004.)

   4.2 Form of Subscription Agreement. (Incorporated in this report by reference to Exhibit 4 to the Registration Statement on Form SB-1, File No. 333-98315, filed on August 18, 2002.)

   4.3 Form of Subscription Agreement and Investment Letter. (Incorporated in this report by reference to Exhibit 4.3 to the Annual Report on Form 10-KSB, File No. 333-98315, filed on September 14, 2004.)

   10.0 Promissory Note payable by Rub A Dub Soap, Inc., to Patricia Cudd, Esq. (Incorporated in this report by reference to Exhibit 10.0 to the Annual Report on Form 10-KSB, File No. 333-98315, filed on September 14, 2004.)

   10.1*  Promissory Note payable by Rub A Dub Soap, Inc., to Patricia Cudd,
          Esq.

   14.0   Code of Ethics. (Incorporated in this report by reference to Exhibit
          14.0 to the Annual Report on Form 10-KSB, File No. 333-98315, filed on September 14, 2004.)

   21.0 Subsidiaries of Rub A Dub Soap, Inc. (Incorporated in this report by reference to Exhibit 21.0 to the Annual Report on Form 10-KSB, File No. 333-98315, filed on September 14, 2004.)

   31.0*  Certification pursuant to Section 302 of the Sarbanes-Oxley Act of
          2002.

   32.0*  Certification pursuant to Section 906 of the Sarbanes-Oxley Act of
          2002.

------------------
    *Filed herewith.

     (b) Reports on Form 8-K.

     No reports on Form 8-K were filed during the quarter ended August 31, 2004, covered by this report.

                                   SIGNATURES

     The financial information furnished in this report has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the quarter ended August 31, 2004, have been included.

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     RUB A DUB SOAP, INC.



Date:  October 20, 2004                           By: /s/ Lisa R. Powell
                                                      -------------------------
                                                      Lisa R. Powell, President