Form 10QSB
period 2004-11-30
RUB A DUB SOAP INC
filed 2005-01-19
CIK 1169138

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB
                                   -----------

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 2004


[_]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


          For the transition period from               to
                                         -------------    -------------


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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,702,800 shares of common stock, $0.001 par value per share, outstanding as of November 30, 2004.

Transitional Small Business Disclosure Format (Check one):   Yes [ ]   No [X]

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1.  Financial Statements.
------------------------------



FORM 10-QSB
-----------
2ND QUARTER
-----------


                                      INDEX
                                      -----

                                                                          Page
                                                                        --------

FINANCIAL INFORMATION
---------------------


Item 1. Financial Statements

     Balance sheet, November 30, 2004 (unaudited).....................     3

     Statements of operations, three and six months ended
     November 30, 2004 (unaudited) and 2003 (unaudited)...............     4

     Statements of cash flows, six months ended November 30,
     2004 (unaudited) and 2003 (unaudited)............................     5

     Notes to unaudited financial statements..........................     6


Item 2. Management's Discussion and Analysis or Plan of Operation.....     8


Item 3. Controls and Procedures.......................................    10


Signatures............................................................    11

                              RUB A DUB SOAP, INC.
                                  Balance Sheet
                                   (Unaudited)
                                November 30, 2004


                                     Assets
                                     ------
Current assets:
    Cash.................................................................   $       5,071
    Inventory............................................................           3,892
                                                                            --------------
                  Total current assets...................................           8,963

    Furniture and equipment..............................................          11,834
    Less accumulated depreciation........................................          (7,476)
                                                                            --------------

                                                                            $      13,321
                                                                            ==============

                      Liabilities and Shareholders' Equity
                      ------------------------------------
Current liabilities:
    Accounts payable.....................................................   $       2,518
    Sales tax payable....................................................               5
                                                                            --------------
                  Total current liabilities..............................           2,523
                                                                            --------------

Shareholders' equity:
    Preferred stock, .01 par value; 10,000,000 shares authorized; no
       shares issued or outstanding......................................              --
    Common stock, .001 par value; 100,000,000 shares authorized;
       3,702,800 shares issued and outstanding...........................           3,703
    Additional paid-in capital...........................................         145,897
    Accumulated deficit..................................................        (138,802)
                                                                            --------------

                  Total shareholders' equity.............................          10,798
                                                                            --------------

                                                                            $      13,321
                                                                            ==============




















                 See accompanying notes to financial statements

                              RUB A DUB SOAP, INC.
                            Statements of Operations
                                   (Unaudited)

                                                          Three Months Ended                  Six Months Ended
                                                             November 30,                       November 30,
                                                    -------------------------------    -------------------------------
                                                         2004             2003              2004             2003
                                                    --------------   --------------    --------------   --------------

Revenue:
    Sales........................................   $         517    $         669     $         724    $         856
                                                    --------------   --------------    --------------   --------------
Costs and expenses:
    Cost of sales................................             263              287               365              390
    General and administrative expenses..........           6,104            5,500            12,053            9,499
                                                    --------------   --------------    --------------   --------------

    Total costs and expenses.....................           6,367            5,787            12,418            9,889
                                                    --------------   --------------    --------------   --------------

                  Loss from operations...........          (5,850)          (5,118)          (11,694)          (9,033)

Provision for income taxes (Note 4)..............              --               --                --               --
                                                    --------------   --------------    --------------   --------------

                  Net loss.......................   $          --    $          --     $          --    $          --
                                                    ==============   ==============    ==============   ==============

Basic and diluted loss per share.................   $        0.00    $        0.00     $        0.00    $        0.00
                                                    ==============   ==============    ==============   ==============

Weighted average common shares outstanding.......       3,702,800        3,627,527         3,702,800        3,605,143
                                                    ==============   ==============    ==============   ==============
































                 See accompanying notes to financial statements

                              RUB A DUB SOAP, INC.
                            Statements of Cash Flows
                                   (Unaudited)

                                                            Six Months Ended
                                                              November 30,
                                                    --------------------------------
                                                         2004              2003
                                                    --------------    --------------

Cash flows from operating activities:
    Net loss.....................................   $     (11,694)    $      (9,033)
    Depreciation.................................           1,255             1,359
    Decrease in inventory........................            (690)             (416)
    Increase in accrued expenses.................              --                19
    Increase in accounts payable.................           2,007             3,027
                                                    --------------    --------------
                      Net cash used in
                         operating activities....   $      (9,122)    $      (5,044)
                                                    --------------    --------------

Cash flows from financing activities:
    Repayment of related party notes payable.....              --            (3,000)
    Issuance of common stock.....................              --            24,000
                                                    --------------    --------------
                      Net cash provided by
                         financing activities....              --            21,000
                                                    --------------    --------------

                         Net change in cash......          (9,122)           15,956

Cash, beginning of period........................          14,193               819
                                                    --------------    --------------

Cash, end of period..............................   $       5,071     $      16,775
                                                    ==============    ==============

Supplemental disclosure of cash flow information:
    Cash paid for:
       Interest..................................   $          --     $          --
                                                    ==============    ==============
       Income taxes..............................   $          --     $          --
                                                    ==============    ==============

















                 See accompanying notes to financial statements

                              RUB A DUB SOAP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1:  Management's Representation of Interim Financial Information
-------  ------------------------------------------------------------

The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company's annual financial statements for the year ended May 31, 2004, notes and accounting policies thereto included in the Company's Annual Report on Form 10-KSB as filed with the SEC.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented have been made. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the year.

Interim financial data presented herein are unaudited.

Note 2:  Development Stage Company
-------  -------------------------

Until May 31, 2004, the Company had been in the development stage.

Note 3:  Components of Inventory
-------  -----------------------


Note 4:  Income Tax
-------  ----------

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". The Company has incurred significant net operating losses since inception resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

Item 2.  Management's Discussion and Analysis or Plan of Operation.
-------------------------------------------------------------------

Cautionary Statement Regarding Forward-looking Statements
---------------------------------------------------------

     "Safe Harbor" statement under the Private Securities Litigation Reform Act of 1995: Certain statements in this report, including statements of Rub A Dub Soap, Inc. ("Rub A Dub") and management's expectations, intentions, plans and beliefs, including those contained in or implied by "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Notes to Consolidated Financial Statements, contain forward-looking statements relating to the expected capabilities of Rub A Dub, as defined in Section 21D of the Securities Exchange Act of 1934, that are dependent on certain events, risks and uncertainties that are outside Rub A Dub's and/or management's control. Such forward-looking statements include expressions of belief, expectation, contemplation, estimation and other expressions not relating to historical facts and circumstances. These forward-looking statements are subject to numerous risks and uncertainties, including the risk that (i) other companies will develop products and services perceived to be superior than the present and proposed products and services of Rub A Dub; (ii) the products and services may not be marketed effectively by Rub A Dub; (iii) potential customers may find other products and services more suitable than the applications marketed by Rub A Dub; (iv) the future outcome of regulatory and litigation matters are not determinable; (v) the assumptions described in this report underlying such forward-looking statements as well as other risks that may cause such statements not to prove accurate. Any projections or estimates herein made assume certain economic and industry conditions and parameters subject to change. Any opinions and/or projections expressed herein are solely those of Rub A Dub and are subject to change without notice. Actual results and developments could differ materially from those expressed in or implied by such statements due to a number of factors including those described in the context of such forward-looking statements.

     Results of Operations:

OVERVIEW
--------

     We engage in the online retailing of handmade, natural, vegetable-based soaps and gift baskets. As a small online retailer of soaps, we are dedicated to serving the natural product enthusiast with a variety of handmade, natural, herbal soaps and gift baskets. Our products are featured on our web site located athttp://www.rubadubsoaps.com. Information set forth on our web site does not constitute part of this report.

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

     All operational decisions will be made solely by our management. Our management has had limited experience in this business.

GENERAL
-------

     We have had minimal sales. Our results of operations have been and will probably continue to be subject to variations. The results for a particular period may vary as a result of a number of factors. These include: the overall state of our retailing segment of the economy, the development status of, and demand for our products, economic conditions in our markets, the timing of orders, the timing of expenditures in anticipation of future sales, the mix of products sold by us, the introduction of new products, product enhancements by us or our competitors, and pricing and other competitive conditions.

     The following discussion involves our results of operations for the three months ended November 30, 2004 and for the six months ended November 30, 2004.

Results of Operations
---------------------

     Our total product sales were $517 for the three months ended November 30, 2004, compared to $669 for the three months ended November 30, 2003. Our total product sales were $724 for the six months ended November 30, 2004, compared to $856 for the six months ended November 30, 2003.

     Costs and expenses include all direct costs incurred in the manufacturing process and our general and administrative costs. The difference between our sales and costs and expenses is our profit (loss) from operations.

     General and administrative expenses constitute the principal part of our costs and expenses. Our general and administrative expenses increased to $6,104 for the three months ended November 30, 2004 from $5,787 for the three months ended November 30, 2003. Our general and administrative expenses increased to $12,053 for the three months ended November 30, 2004 from $9,499 for the three months ended November 30, 2003. The principal reason for the increase was in professional fees and expenses.

     We had a loss from operations of $5,850 for the three months ended November 30, 2004, compared to a loss of $5,118 for the three months ended November 30, 2003. Our loss from operations were $11,694 for the six months ended November 30, 2004, compared to a loss of $9,033 for the six months ended November 30, 2003. The basic and diluted loss per share was $0.00 for all relevant periods.

     The causes underlying our operating losses include, primarily, insufficient capital available for the purchase of soap ingredients, packaging materials and soap making equipment, marketing and sales, general and administrative expenses, new product development and enhancement of our web site. In addition, we have had limited sales and marketing activities during all relevant periods, including insufficient customer traffic to our web site along with an inadequate volume of online purchases.

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

     We have only conducted operations as an online retailer of handmade, natural, vegetable-based soaps and gift baskets since January 2001. We successfully completed a test marketing trial in four of eleven Hallmark card stores located in the Denver, Colorado, area and Phoenix, Arizona, in late November 2002. Stacy's Hallmark, owner of the stores, advised us that, if we improved our packaging, it would conduct a full marketing campaign and promotion of our handmade, natural, vegetable-based soaps and gift baskets in all eleven stores. We modified our packaging to satisfy Stacy's Hallmark and received another small order for soaps and gift baskets from Stacy's Hallmark in December 2002. However, we have since ceased efforts to market our products through the Stacy's Hallmark card stores because we need additional funding in order to provide the marketing support materials that Stacy's Hallmark requires. Subject to available financing, we have plans to commence attending trade shows. Although we intend to generate direct product sales from individually-hosted parties, no such parties have been held as of May 31, 2004. Accordingly, we believe that we have been operational for a length of time inadequate for us to discern any significant trends in our historical operating results. However, we have observed that the gift basket portion of our business is seasonal in that sales increase on holidays and, in particular, Christmas and Mother's Day. The seasonality of our business is expected to diminish as online sales increase and we continue to increase our marketing and expand, enhance and improve our web site. Also, we experienced increasing sales until May 2002, when sales decreased, in our opinion, coincident with the general downturn in the economy. We believe, although we cannot be certain, that increasing consumer interest in natural products of all types, including the handmade, natural, herbal soaps that we produce, will enable us to increase our annual sales in the future. While we believe that this phenomenon will favorably impact the results of our operations in the next twelve months, we are unable to quantify the probable extent of this expected impact.

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

Liquidity and Capital Resources
-------------------------------

     Our principle source of liquidity remains our operations and our cash on hand. Cash at November 30, 2004 was $5,071, compared to cash of $16,775 at

November 30, 2003. Net Cash provided by operating activities was $9,122 for the three months ended November 30, 2004 compared to net cash provided by operating activities of $5,044 for the three months ended November 30, 2003.

     We have not been profitable for the last four years and for the past two fiscal quarters, but we attempt to operate very close to a break even. Our variation in revenues is based upon sales and continues to account for the difference between a profit and a loss. In any case, we try to operate with minimal overhead. Our primary activity continues to be to seek to expand our customer base and, consequently, our revenues.

     If we succeed in expanding our customer base and generating sufficient revenues, we will become profitable. We cannot guarantee that this will ever occur. Our plan is to build our Company in any manner which will be successful. To that end, we have also looked for acquisition candidates during these periods. Although we have concluded no acquisitions, we have spoken with several potential candidates.

     We feel that we have inadequate working capital to pursue any business opportunities other than seeking additional customers or an acquisition candidate. During the next twelve months, we plan to investigate another offering of our securities, whether through a private placement or a public offering. At the present time, we have no firm arrangements with regard to either type of offering. We do not intend to pay dividends in the foreseeable future. Otherwise, we have made no current capital or purchase commitments.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
-----------------------------------------

     We do not expect the adoption of any recently issued accounting pronouncements to have a significant impact on our net results of operations, financial position, or cash flows.

SEASONALITY
-----------

     Currently, our sales are primarily seasonal. We experience the majority of our yearly sales during the December holiday season with a second sales boost during the Mother's day holiday. We expect that as marketing and sales increase, our dependence upon seasonal sales will diminish and we will have regular sales cycles.

ACCOUNTING POLICIES AND PRACTICES
---------------------------------

     We recognize revenue on the delivery of our product to our customers. Our net sales are made up of sales to our customers net of any returns. We do not sell on consignment and offer returns only in those isolated instances when our products are damaged and do not meet the customer's written specifications.

     The following describes the line items set forth in our statements of operation:

     Net Sales. We recognize revenue from sales upon delivery of the product to the customer.

     Cost of Goods Sold. Our cost of goods sold include the cost of raw material, direct labor, and direct material, along with the cost of products we purchase and then resell to our customers.

     Selling Expenses. These expenses include salaries and benefits of sales personnel, and incentives paid to independent dealers for the sale of our products.

     General and administrative expenses. These expenses include executive salaries and benefits, marketing costs, travel and facilities costs.

     Research and development expenses. For the three months ended November 30, 2004 we had no research and development expenses.

Item 3.  Controls and Procedures
--------------------------------

     Our President (the "Certifying Officer") is responsible for establishing and maintaining disclosure controls and procedures for Rub A Dub Soap. She has concluded, based upon her evaluation of these controls and procedures as of the end of the quarter ended November 30, 2004, covered by this report, that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in this report is accumulated and communicated to our management, including the Certifying Officer as appropriate, to allow timely decisions regarding required disclosure. The Certifying Officer also has indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no corrective actions with regard to significant deficiencies or material weakness. We are presently unable to provide segregation of duties within Rub A Dub Soap as a means of internal control. As a result, the Certifying Officer is presently relying on assistance from our Board of Directors to provide short-term review procedures until such time as additional funding is provided to hire additional executives to segregate duties within the company.


                          PART II -- OTHER INFORMATION
                          ----------------------------

Item 1.  Legal Proceedings.
---------------------------

     As of the date of this report, we know of no legal proceedings to which we are a party or to which any of our property is the subject, which are pending, threatened or contemplated or any unsatisfied judgments against us.

Item 2.  Changes in Securities.
-------------------------------

     (a) No instruments defining the rights of stockholders of Rub A Dub Soap's common stock have been modified.

     (b) No rights evidenced by Rub A Dub Soap's common stock have been limited or qualified by the issuance or modification of any other class of securities.

     (c) No equity securities were sold by Rub A Dub Soap during the quarter ended November 30, 2004, covered by this report that were not registered under the Securities Act of 1933.

     (d) Under Rule 463, d. 3., of the Securities Act of 1933, we are not required to report any information pursuant to this item.

     (e) There were no repurchases of common stock made by or on behalf of Rub A

Dub Soap or any "affiliated purchaser," as defined in Rule 10b-18(a)(3), during the quarter ended November 30, 2004, covered by this report.

Item 3.  Defaults Upon Senior Securities.
-----------------------------------------

     There has been no default in the payment of principal with respect to Rub A Dub Soap's indebtedness as of the date of this report, which consists of non-interest-bearing, demand promissory notes in the principal amounts of $5,000 and $1,000 payable to Rub A Dub Soap's legal counsel.

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

     During the quarter covered by this report, no matters requiring a vote were submitted to security holders by means of the solicitation of proxies or otherwise.

Item 5.  Other Information.
---------------------------

     There is no information to be reported under this item with respect to which information is not otherwise called for by this form.

Item 6.  Exhibits and Reports on Form 8-K.
------------------------------------------

     (a) The exhibits required by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated by reference in, or filed with, this report, as follows:

 Item
 Number                           Description
--------  ----------------------------------------------------------------------
   3.1 Articles of Incorporation of Rub A Dub Soap, Inc., filed November 28, 2001. (Incorporated in this report by reference to Exhibit 2.1 to the Registration Statement on Form SB-1, File No. 333-98315, filed on August 18, 2002.)

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

   10.0 Promissory Note payable by Rub A Dub Soap, Inc., to Patricia Cudd, Esq. (Incorporated in this report by reference to Exhibit 10.0 to the

          Annual Report on Form 10-KSB, File No. 333-98315, filed on September 14, 2004.)

   10.1 Promissory Note payable by Rub A Dub Soap, Inc., to Patricia Cudd, Esq. (Incorporated in this report by reference to Exhibit 10.1 to the Quarterly Report on Form 10-QSB, File No. 333-98315, filed on October 10, 2004.)

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

   31.0*  Certification pursuant to Section 302 of the Sarbanes-Oxley Act of
          2002.

   32.0*  Certification pursuant to Section 906 of the Sarbanes-Oxley Act of
          2002.

------------------
     *Filed herewith.

     (b) Reports on Form 8-K.

     No reports on Form 8-K were filed during the quarter ended November 30, 2004, covered by this report.




                                   SIGNATURES
                                   ----------

     The financial information furnished in this report has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the quarter ended November 30, 2004, have been included.

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  RUB A DUB SOAP, INC.
                                                  --------------------



Date:  January 19, 2005                           By: /s/ Lisa R. Powell
                                                      -------------------------
                                                      Lisa R. Powell, President