Form 10QSB
period 2005-02-28
RUB A DUB SOAP INC
filed 2005-04-19
CIK 1169138

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB
                                   -----------

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 28, 2005


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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,702,800 shares of common stock, $0.001 par value per share, outstanding as of February 28, 2005.

Transitional Small Business Disclosure Format (Check one):   Yes [ ]   No [X]

FORM 10-QSB
-----------
3RD QUARTER
-----------

                                      INDEX
                                      -----

                                                                         Page
                                                                        ------

FINANCIAL INFORMATION
---------------------

Item 1. Financial Statements (Unaudited)

     Condensed Balance Sheet at February 28, 2005..........................3

     Condensed Statements of Operations, for the three and
     nine months ended February 28, 2005 and 2004..........................4

     Condensed Statements of Cash Flows for the nine months
     ended February 28, 2005 and 2004......................................5

     Notes to the Condensed Financial Statements...........................6

Item 2. Management's Discussion and Analysis or Plan of Operation..........7

Item 3. Controls and Procedures...........................................11

Signatures................................................................14

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.




                              RUB A DUB SOAP, INC.
                             Condensed Balance Sheet
                                   (Unaudited)
                                February 28, 2005

                                     Assets

Current assets:
    Cash......................................................    $         660
    Inventory (Note 3)........................................            3,735
                                                                  --------------
        Total current assets..................................            4,395

    Furniture and equipment...................................           11,834
    Less accumulated depreciation.............................           (7,997)
                                                                  --------------

        Total assets..........................................    $       8,232
                                                                  ==============

                      Liabilities and Shareholders' Equity

Current liabilities:
    Accounts payable..........................................    $         198
    Loans payable (Note 5)....................................            3,500
                                                                  --------------
        Total current liabilities.............................            3,698
                                                                  --------------

Shareholders' equity:
    Common stock..............................................            3,703
    Additional paid-in capital................................          145,897
    Accumulated deficit.......................................         (145,066)
                                                                  --------------

        Total shareholders' equity............................            4,534
                                                                  --------------

        Total liabilities and shareholders' equity............    $       8,232
                                                                  ==============


















            See accompanying notes to condensed financial statements

                              RUB A DUB SOAP, INC.
                       Condensed Statements of Operations
                                   (Unaudited)


                                                          Three Months Ended                  Nine Months Ended
                                                             February 28,                       February 28,
                                                    -------------------------------    -------------------------------
                                                         2005             2004              2005             2004
                                                    --------------   --------------    --------------   --------------

Revenue:
    Sales........................................   $         996    $         713     $       1,720    $       1,569
                                                    --------------   --------------    --------------   --------------
Costs and expenses:
    Cost of sales................................             398              459               764              849
    General and administrative expenses..........           6,862            4,130            18,914           13,629
                                                    --------------   --------------    --------------   --------------

    Total costs and expenses.....................           7,260            4,589            19,678           14,478
                                                    --------------   --------------    --------------   --------------

        Loss from operations.....................          (6,264)          (3,876)          (17,958)         (12,909)

Provision for income taxes (Note 4)..............              --               --                --               --
                                                    --------------   --------------    --------------   --------------

        Net loss.................................   $      (6,264)   $      (3,876)    $     (17,958)   $     (12,909)
                                                    ==============   ==============    ==============   ==============

Basic and diluted loss per share.................   $       (0.00)   $       (0.00)    $       (0.00)   $       (0.00)
                                                    ==============   ==============    ==============   ==============

Weighted average common shares outstanding.......       3,702,800        3,702,800         3,702,800        3,637,410
                                                    ==============   ==============    ==============   ==============





























            See accompanying notes to condensed financial statements

                              RUB A DUB SOAP, INC.
                       Condensed Statements of Cash Flows
                                   (Unaudited)


                                                              Nine Months Ended
                                                                 February 28,
                                                       --------------------------------
                                                            2005              2004
                                                       --------------    --------------

Net cash used in operating activities...............   $     (17,033)    $     (11,035)
                                                       --------------    --------------

    Cash flows from financing activities:
        Proceeds from loans payable.................           3,500                --
        Repayment of related party notes payable....              --            (3,000)
        Issuance of common stock....................              --            29,950
                                                       --------------    --------------

Net cash provided by financing activities...........           3,500            26,950
                                                       --------------    --------------

Net change in cash and cash equivalents.............         (13,533)           15,915

Cash, beginning of period...........................          14,193               819
                                                       --------------    --------------

Cash, end of period.................................   $         660     $      16,734
                                                       ==============    ==============

Supplemental disclosure of cash flow information:
    Cash paid for:
        Interest....................................   $          --     $          --
                                                       ==============    ==============
        Income taxes................................   $          --     $          --
                                                       ==============    ==============

























            See accompanying notes to condensed financial statements

                              RUB A DUB SOAP, INC.
                     Notes to Condensed Financial Statements
                                   (Unaudited)


Note 1:  Basis of Presentation
------------------------------

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

Note 2:  Development Stage Company
----------------------------------

Until May 31, 2004, the Company had been in the development stage.

Note 3:  Components of Inventory
--------------------------------

Inventories at February 28, 2005 consist of the following:

         Raw materials                           $   3,685
         Finished product                               55
                                                 ----------
                                                 $   3,735

Note 4:  Income Tax
-------------------

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". The Company has incurred significant net operating losses since inception resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

Note 5:  Loan Payable
---------------------

During the nine months ended February 28, 2005, a minor shareholder advanced the Company $3,500 for working capital. The advance does not carry an interest rate and is due on demand. The advance is included in the accompanying condensed financial statements as "Loans Payable".

Item 2.   Management's Discussion and Analysis or Plan of Operation.

Cautionary Statement Regarding Forward-looking Statements

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

     The following discussion involves our results of operations for the three months ended February 28, 2005 and for the nine months ended February 28, 2005.

Results of Operations

     Our total product sales were $996 for the three months ended February 28, 2005, compared to $713 for the three months ended February 28, 2004. Our total product sales were $1,720 for the nine months ended February 28, 2005, compared to $1,569 for the nine months ended February 28, 2004.

     Costs of sales and expenses include all direct costs incurred in the manufacturing process and our general and administrative costs. The difference between our sales and costs and expenses is our profit (loss) from operations. We had $398 in costs of sales for the three months ended February 28, 2005 and $459 for the three months ended February 28, 2004. Our costs of sales were $764 for the nine months ended February 28, 2005 compared to $849 for the nine months ended February 28, 2004.

     General and administrative expenses constitute the principal part of our Costs of sales and expenses. Our general and administrative expenses increased to $6,862 for the three months ended February 28, 2005 from $4,130 for the three months ended February 28, 2004. Our general and administrative expenses increased to $18,914 for the nine months ended February 28, 2005 from $13,629 for the nine months ended February 28, 2004. The principal reason for the increase was in professional fees and expenses.

     We had a loss from operations of $6,264 for the three months ended February 28, 2005, compared to a loss of $3,876 for the three months ended February 28, 2004. Our loss from operations was $17,958 for the nine months ended February 28, 2005, compared to a loss of $12,909 for the nine months ended February 28, 2005. The basic and diluted loss per share was $0.00 for all relevant periods.

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

Liquidity and Capital Resources

     Our principle source of liquidity remains our operations and our cash on hand. Cash at February 28, 2005 was $660, compared to cash of $16,734 at February 28, 2004. Net Cash used by operating activities was $17,033 for the nine months ended February 28, 2005 compared to net cash used by operating activities of $11,035 for the nine months ended February 28, 2004. Net Cash provided by financing activities was $3,500 for the nine months ended February 28, 2005 compared to net cash provided by financing activities of $26,950 for the nine months ended February 28, 2004.

     We have not been profitable for the last four years and for the past three fiscal quarters, but we attempt to operate very close to a break even. Our variation in revenues is based upon sales and continues to account for the difference between a profit and a loss. In any case, we try to operate with minimal overhead. Our primary activity continues to be to seek to expand our customer base and, consequently, our revenues.

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

Item 3.   Controls and Procedures

     Our President (the "Certifying Officer") is responsible for establishing and maintaining disclosure controls and procedures for Rub A Dub Soap. She has concluded, based upon her evaluation of these controls and procedures as of the end of the quarter ended February 28, 2005, covered by this report, that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in this report is accumulated and communicated to our management, including the Certifying Officer as appropriate, to allow timely decisions regarding required disclosure. The Certifying Officer also has indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no corrective actions with regard to significant deficiencies or material weakness. We are presently unable to provide segregation of duties within Rub A Dub Soap as a means of internal control. As a result, the Certifying Officer is presently relying on assistance from our Board of Directors to provide short-term review procedures until such time as additional funding is provided to hire additional executives to segregate duties within the company.


                          PART II -- OTHER INFORMATION

Item 1.   Legal Proceedings.

     In March, 2005, our former legal counsel brought an action for payment of legal fees against us. The case was brought in the Colorado State District Court for Jefferson County as Cudd and Associates v. Rub A Dub, et al. In addition to the Company, the other named defendants are the Company's Board of Directors and Officers, in their individual capacities. This case also includes a claim against one of our Directors, but not the Company or the other Directors or Officers, regarding an unrelated transaction involving the sale of a tapestry. We have denied all of the allegations and maintain that there should be no individual liability regarding the Directors and Officers. We have filed a motion to dismiss the entire case, which is currently pending.

     Otherwise, as of the date of this report, we know of no legal proceedings to which we are a party or to which any of our property is the subject, which are pending, threatened or contemplated or any unsatisfied judgments against us.

Item 2.   Changes in Securities.

     (a) No instruments defining the rights of stockholders of Rub A Dub Soap's common stock have been modified.

     (b) No rights evidenced by Rub A Dub Soap's common stock have been limited or qualified by the issuance or modification of any other class of securities.


     (c) No equity securities were sold by Rub A Dub Soap during the quarter ended February 28, 2005, covered by this report that were not registered under the Securities Act of 1933.

     (d) Under Rule 463, d. 3., of the Securities Act of 1933, we are not required to report any information pursuant to this item.

     (e) There were no repurchases of common stock made by or on behalf of Rub A Dub Soap or any "affiliated purchaser," as defined in Rule 10b-18(a)(3), during the quarter ended February 28, 2005, covered by this report.

Item 3.   Defaults Upon Senior Securities.

     In March, 2005, our former legal counsel brought an action for payment of legal fees against us. The case was brought in the Colorado State District Court for Jefferson County as Cudd and Associates v. Rub A Dub, et al. In addition to the Company, the other named defendants are the Company's Board of Directors and Officers, in their individual capacities. This case also includes a claim against one of our Directors, but not the Company or the other Directors or Officers, regarding an unrelated transaction involving the sale of a tapestry. We have denied all of the allegations and maintain that there should be no individual liability regarding the Directors and Officers. We have filed a motion to dismiss the entire case, which is currently pending.

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

   4.1 Form of stock certificate. (Incorporated in this report by reference to Exhibit 4.1 to the Annual Report on Form 10-KSB, File No. 333-98315, filed on November 14, 2004.)

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

  31.0*   Certification pursuant to Section 302 of the Sarbanes-Oxley Act of
          2002.

  32.0*   Certification pursuant to Section 906 of the Sarbanes-Oxley Act of
          2002.

------------------
     *Filed herewith.

     (b) Reports on Form 8-K.

     No reports on Form 8-K were filed during the quarter ended February 28, 2005, covered by this report.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    RUB A DUB SOAP, INC.



Date:  April 18, 2005                           By:  /s/ Lisa R. Powell
                                                    -------------------------
                                                    Lisa R. Powell, President