Form 10KSB
period 2005-05-31
RUB A DUB SOAP INC
filed 2005-09-13
CIK 1169138

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF1934

        For the fiscal year ended May 31, 2005.

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _______________ to ______________

Commission file number 000-032103

Rub A Dub Soap, Inc.
(Name of small business issuer in its charter)

           Colorado                                                  84-1609495
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

13279 West Ohio Avenue
Lakewood, Colorado                                          80228
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

Common Stock, $0.001 par value
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]       No [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)                         Yes [X]          No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State registrant's revenues for its most recent fiscal year.  $1,821

Of the 3,702,800 shares of voting stock of the registrant issued and outstanding as of August 31, 2005, 702,800 shares are held by non-affiliates. The aggregate market value of the voting stock held by non-affiliates is approximately $217,900, assuming a bid price of $.31.

Transitional Small Business Disclosure Format:    Yes [  ]    No [X]

RUB A DUB SOAP, INC.

TABLE OF CONTENTS

Part I

Part II

Item 8.  Changes In and Disagreements With Accountants on Accounting and
             Financial Disclosure..............................................................................................................         23

Item 8A. Controls and Procedures.....................................................................................................         24

Part III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
             Compliance with Section 16(a) of the Exchange Act..............................................................         24

Item 10. Executive Compensation.......................................................................................................         26

Item 11. Security Ownership of Certain Beneficial Owners and Management

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

PART I

Item 1. Description of Business

(a)     Business Development

     Rub A Dub Soap, Inc., is an online retailer of handmade, natural, vegetable-based soaps and gift baskets in the development stage. We were organized under the laws of the State of Colorado on September 28, 2001. Since the date of our inception, we have generated only minimal revenues and a substantial net loss from sales of soaps and gift baskets. Our offices are located at 13279 West Ohio Avenue, Lakewood, Colorado 80228. Our telephone number is (303) 949-5834 and our e-mail address is service@rubadubsoaps.com. Our informational web site on the Internet is located athttp://www.rubadubsoaps.com.  Information set forth on our web site does not constitute part of this report.

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

(b)      Business of the Issuer

General

     We commenced operations in January 2002 in the online retailing of handmade, natural, vegetable-based soaps and gift baskets. As a small online retailer of soaps, we are dedicated to serving the natural product enthusiast with a variety of handmade, natural, herbal soaps and gift baskets featured on our web site located athttp://www.rubadubsoaps.com, expert information and superior customer service. Information set forth on our web site does not constitute part of this report. We have very limited sales and a net loss from operations for the fiscal years ended May 31, 2004 and 2005.

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

  Delivering superior customer service and promoting repeat purchases through continuous enhancement of our technology, web site functionality and inventory; and

  Developing relationships with other companies that can help grow our business.

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

  Oils, including :

  Olive;

  Coconut; and

  Palm;

  Water;

  Lye;

  Pure aromatherapy-grade essential oils; and

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

       Our soaps never contain any of the following ingredients:

    Alcohol;

    Petroleum products;

    Detergents;

    Artificial ingredients or colorants;

    Synthetic fragrances or preservatives; or

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

       The cost of producing an average bar of our soap is approximately $1.20. These soaps are presently available for sale on our web site at a price of either $3.95 or $4.95 per bar. Each bar may be purchased in multiple units or a single unit. The cost of shipping is added to the price of each purchaser's order. In addition to soaps, gift baskets prepared using a number of soaps selected by the purchaser from the variety of the soaps available on our web site from time to time, are available for purchase. The price of each gift basket includes the total of the unit prices of each bar of soap contained in the basket plus an amount equivalent to two times the wholesale price we paid for the basket. In the future, subject to available financing, we intend to produce soaps in larger batches and custom label the bars. Also, we propose to add soap molds, soap cutting equipment and/or other natural products to our inventory if we determine that sufficient demand exists for these products. We presently anticipate that we will design and manufacture the soap molds and soap cutting equipment in house. We anticipate that the molds will be boxes of various sizes with handles constructed from wood. We envision that the sides of the boxes will be fastened with hinges so as to enable the soap to be cut without removing it from the box. We anticipate that the soap cutters willconsist of wooden frames of various sizes with several wires spanning the frame. The individual operating the cutter will be required to push the wires through the soap to cut the bars of soap. We intend to experiment with different types and sizes of wood until we develop the desired soap molds and cutters. In contradiction to our initial plans, we have not yet developed any soap molds, cutting equipment, other types of handmade, natural, vegetable-based soaps or other new products. We do not anticipate that we will be successful in implementing our plans to develop new products until we are successful in raising additional capital to fund our operations.

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

    Medium Gift Basket - This gift basket includes three bars of soap.

    Large Gift Basket - This gift basket includes five bars of soap.

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

       We are dedicated to customer satisfaction. We deliver on this commitment in a number of ways, including:

    Product guarantee, including a thirty-day refund if the shipment is not satisfactory;

    Customer service guarantee of a one-business day response time for all inquiries;

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

    Accepting, verifying, organizing and managing customer orders;

    Notifying and updating customers of order status; and

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

    Tracking customer orders through the entire supply chain in real-time;

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

    Advertising;

    Participation in a full marketing campaign and promotion with Stacy's Hallmark;

    Attendance at industry trade shows; and

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

    Online banners, text links and e-mail newsletters; and

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

       We believe that the following are principal competitive factors in our market:

    Web site recognition;

    Inventory selection;

    Streamlined shopping experience;

    Reliability and speed of order shipment;

    Customer service;

    Speed and accessibility of web site;

    Convenience; and

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

         Our soaps are presently available for sale on our web site at a price of either $3.95 or $4.95 per bar. The price of each of our gift baskets includes the total of the unit prices of each bar of soap included in the basket plus an amount equivalent to two times the wholesale price we paid for the basket. The cost of shipping is added to the price of each purchaser's order. Generally, we believe that our soaps and gift baskets are priced lower than soaps and gift baskets of similar quality available from our competitors.

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

         We have expended no funds for research and development during our last fiscal year ended May 31, 2005, and we do not expect to incur any research and development expenditures this year ending May 31, 2005.

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

         As of the date of this report, we know of no other legal proceedings to which we are a party or to which any of our property is the subject, which are pending, threatened or contemplated, or any unsatisfied judgments against us.

    Item 4.     Submission of Matters to a Vote of Security Holders

         No matter was submitted during the fourth quarter of the fiscal year ended May 31, 2005, covered by this Report, to a vote of our stockholders, through our solicitation of proxies or otherwise.

    PART II

    Item 5.     Market for Common Equity and Related Stockholder Matters

    (a) Principal Market or Markets

          Our securities are listed for trading in the Pink Sheets and the Over-the-Counter Bulletin Board are quoted under the symbol, RBDB. We began trading in July, 2005, and did not trade in the fiscal year ended May 31, 2005. As of August 31, 2005, our closing bid price was $.31 per share. Because we trade in the Pink Sheets and the Over-the-Counter Bulletin Board, a shareholder may find it difficult to dispose of or obtain accurate quotations as to price of our securities. In addition, The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure related to the market for penny stock and for trades in any stock defined as a penny stock.

         (b)  Holders

         As of August 31, 2005, we had 55 stockholders of record holding an aggregate of 3,702,800 issued and outstanding shares of our common stock.

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

         (e) The Securities Enforcement and Penny Stock Reform Act of 1990

          The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure and documentation related to the market for penny stock and for trades in any stock defined as a penny stock. Unless we can acquire substantial assets and trade at over $5.00 per share on the bid, it is more likely than not that our securities, for some period of time, would be defined under that Act as a "penny stock." As a result, those who trade in our securities may be required to provide additional information related to their fitness to trade our shares. These requirements present a substantial burden on any person or brokerage firm who plans to trade our securities and would thereby make it unlikely that any liquid trading market would ever result in our securities while the provisions of this Act might be applicable to those securities.

          Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in us will be subject to Rules 15g-1 through 15g-10 of the Securities and Exchange Act. Rather than creating a need to comply with those rules, some broker-dealers will refuse to attempt to sell penny stock.

          The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the Commission, which:

      contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;

      contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of the Securities Act of 1934, as amended;

      contains a brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and the significance of the spread between the bid and ask price;

      contains a toll-free telephone number for inquiries on disciplinary actions;

      defines significant terms in the disclosure document or in the conduct of trading penny stocks; and

      contains such other information and is in such form (including language, type, size and format) as the Securities and Exchange Commission shall require by rule or regulation;

           The broker-dealer also must provide, prior to effecting any transaction in a penny stock, to the customer:

      the bid and offer quotations for the penny stock;
      the compensation of the broker-dealer and its salesperson in the transaction;
      the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and
      monthly account statements showing the market value of each penny stock held in the customer's account.

          In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements will have the effect of reducing the trading activity in the secondary market for our stock because it will be subject to these penny stock rules. Therefore, stockholders may have difficulty selling their securities.

    Item 6.     Management's Discussion and Analysis or Plan of Operation

    Results of Operations

         We have incurred operating losses from inception (September 28, 2001) through May 31, 2005. The causes underlying our operating losses include, primarily, the following:

      Insufficient capital available for the purchase of soap ingredients, packaging materials and soap making equipment, marketing and sales, general and administrative expenses, new product development and enhancement of our web site;

      Limited sales and marketing activities;

      Limited prior experience as an online retailer;

      Insufficient customer traffic to our web site;

      An inadequate volume of online purchases;

      An insufficient number of strategic relationships needed to help promote our web site;

      An insufficient number of personnel; and

      Only one product line and a limited number of products available for sale.

          For the fiscal year ended May 31, 2005, our accountants have expressed doubts about our ability to continue as a going concern. Our ability to achieve and maintain profitability and positive cash flow is dependent upon our ability to locate customers who will use our products;

      our ability to manufacture sufficient inventory to sell;

      our ability to generate revenues;

          Based upon current plans, we expect to incur operating losses in future periods because we will be incurring expenses and not generating sufficient revenues. We cannot guarantee that we will be successful in generating sufficient revenues in the future. Failure to generate sufficient revenues will cause us to go out of business.

          We are currently taking steps to increase our inventory of soaps and gift baskets. We are examining the possibility of a private stock offering to raise additional capital for all of the activities listed above. We are striving to improve our skills as an online retailer and establish strategic relationships with other natural product and related web sites and portals that can drive customer traffic to our web site.

         We have only conducted operations as an online retailer of handmade, natural, vegetable-based soaps and gift baskets since January 2001. We successfully completed a test marketing trial in four of eleven Hallmark card stores located in the Denver, Colorado, area and Phoenix, Arizona, in late September 2002. Stacy's Hallmark, owner of the stores, advised us that, if we improved our packaging, it would conduct a full marketing campaign and promotion of our handmade, natural, vegetable-based soaps and gift baskets in all eleven stores. We modified our packaging to satisfy Stacy's Hallmark and received another small order for soaps and gift baskets from Stacy's Hallmark in December 2002. However, we have since ceased efforts to market our products through the Stacy's Hallmark card stores because we need additional funding in order to provide the marketing support materials that Stacy's Hallmark requires. Subject to available financing, we have plans to commence attending trade shows. Although we intend to generate direct product sales from individually-hosted parties, no such parties have been held as of May 31, 2005. Accordingly, we believe that we have been operational for a length of time inadequate for us to discern any significant trends in our historical operating results. However, we have observed that the gift basket portion of our business is seasonal in that sales increase on holidays and, in particular, Mother's Day. The seasonality of our business is expected to diminish as online sales increase and we continue to increase our marketing and expand, enhance and improve our web site. Also, we experienced increasing sales until May 2002, when sales decreased, in our opinion, coincident with the general downturn in the economy. We believe, although we cannot be certain, that increasing consumer interest in natural products of all types, including the handmade, natural, herbal soaps that we produce, will enable us to increase our annual sales in the future. While we believe that this phenomenon will favorably impact the results of our operations in the next twelve months, we are unable to quantify the probable extent of this expected impact.

         During the fiscal year ended May 31, 2005, we generated revenues of $1,821 and a net loss of $32,725. We had revenues of $1,676 and a net loss of $15,712 during the period during the fiscal year ended May 31, 2004. Our loss per share was $0.01 for 2005. Our loss per share was $0.00 for 2004. The predominant expenses for both periods related to legal and accounting fees.

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

    Liquidity and Capital Resources

         Our net cash and cash equivalents were $41 as of May 31, 2005, compared to $14,193 as of May 31, 2004.

          Net cash used in operating activities totaled ($22,652) as of May 31, 2005. Net cash used in operating activities was ($13,576) for May 31, 2004.

          Our net cash provided by financing activities was $8,500 for the year ended May 31, 2005, compared to $26,950 for the year ended May 31, 2004.

         During the next twelve months, we plan to use our internal cash flow and perhaps private placement funds as the principal method to finance our operations. We do not intend to pay dividends in the foreseeable future.

    New Accounting Pronouncements

         In December 2002, the FASB issued Statements of Financial Accounting Standards No.148, "Accounting for Stock-Based compensation - Transition and Disclosure - an amendment of FASB Statement 123" (SFAS 123). For entities that change their accounting for stock-based compensation from the intrinsic method to the fair value method under SFAS 123, the fair value method is to be applied prospectively to those awards granted after the beginning of the period of adoption (the prospective method). The amendment permits two additional transition methods for adoption of the fair value method. In addition to the prospective method, the entity can choose to either (i) restate all periods presented (retroactive restatement method) or (ii) recognize compensation cost from the beginning of the fiscal year of adoption as if the fair value method had been used to account for awards (modified prospective method). For fiscal years beginning December 15, 2003, the prospective method will no longer be allowed. The Company currently accounts for its stock-based compensation using the intrinsic value method as proscribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and plans on continuing using this method to account for stock options, therefore, it does not intend to adopt the transition requirements as specified in SFAS 148. As of May 31, 2005, we did not have a stock option plan in existence, however; if we choose to in the future it will be subject to these guidelines.

    Significant Accounting Policies and Estimates

          The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          Our financial statements have been prepared in accordance with generally accepted accounting principles, which require us to make estimates and judgements that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosures. A summary of these significant accounting policies can be found in the Notes to Consolidated Financial Statements include in this Form 10-KSB. The estimates used by management are based upon our historical experiences combined with managements' understanding of current facts and circumstances. Certain of our accounting policies are considered critical as they are both important to the portrayal of our financial condition and the results of our operations and require significant or complex judgments on our part. We believe that the following represent the critical accounting policies of ours as described in Financial Reporting Release No. 60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies, which was issued by the Securities and Exchange Commission, inventories, deferred income taxes, allowance for doubtful accounts, and allowance for sales returns.

          The valuation of inventories involves complex judgments on our part. Excess finished goods inventories are a natural component of market demand of our products. We continually evaluate and balance the levels of inventories based on sales projections and historical product demand. While certain finished goods items will sell out quantities of other finished goods items will remain. These finished goods are reserved as excess inventory. We believe we have adequate control with respect to the amount of finished goods inventories that are anticipated to become excess, while we believe this process produces a fair valuation of inventories, changes in general economic conditions of our products could materially effect valuation of our inventories.

          We do not record an allowance that directly relates to the warranty of our products, which would otherwise reduce our gross sales. We believe an allowance is not required at this time, since historical data has indicated that returns of our products for repair or replacement have been insignificant.

          Our policy regarding long-lived assets is to evaluate the recoverability or usefulness of these assets when the facts and circumstances suggest that these assets may be impaired. This analysis relies on a number of factors, including changes in strategic direction, business plans, regulatory developments, economic and budget projections, technological improvements, and operating results. The test of recoverability or usefulness is a comparison of the asset value to the undiscounted cash flow of its expected cumulative net operating cash flow over the asset's remaining useful life. Any write-downs would be treated as permanent reductions in the carrying amount of the asset and an operating loss would be recognized. To date, we have had recurring operating losses and the recoverability of our long-lived assets is contingent upon executing our business plan that includes monitoring our manufacturing costs and significantly increasing sales. If we are unable to execute our business plan, we may be required to write down the value of our long-lived assets in future periods.

    Item 7.     Financial Statements

         The audited financial statements of Rub A Dub Soap (the "Financial Statements"), the Notes to Financial Statements and the Report of Independent Registered Public Accounting Firm of Cordovano and Honeck LLP, certified public accountants and consultants, to the Financial Statements and required by this Item 7 commence on page F-1 and are incorporated in this report by this reference. The Financial Statements filed as part of this report are listed in the index to Financial Statements below:

    Item 8.     Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

          On January 10, 2005,  our  Board  of  Directors  voted  to  change  our  Certifying Accountants from Comiskey & Company, P.C. to Cordovano and Honeck LLP. The firm of Comiskey & Company, P.C. were dismissed as of December 21, 2004. As of that date, Cordovano and Honeck LLP formally accepted us as a client for the fiscal 2005 audit. Comiskey & Company, P.C. has rendered opinions on our audits since our inception in 2003, including  for our fiscal 2004 audit.  The change in Certifying  Accountants  was made so that we could  utilize  the  specific  accounting  experience  and  expertise  of Cordovano and Honeck LLP.

          There were no disagreements  between us and  Comiskey & Company, P.C. with respect  to  our  accounting   principals  or  practices,   financial  statement disclosure  or audit scope or  procedure,  which,  if not resolved to the former Certifying Accountant's  satisfaction,  would have caused them to make reference to the subject  matter of the  disagreement  in  connection  with their  report.

          Further, the reports of Comiskey & Company, P.C.  since inception did not contain  an adverse opinion or disclaimer of opinion,  nor were they modified as to  uncertainty,  audit scope, or accounting  principles.  We have authorized Comiskey & Company, P.C. to respond fully to inquiries of Cordovano and Honeck LLP concerning our financial statements.

    Item 8A. Controls and Procedures

         Our President/Secretary/Treasurer (the "Certifying Officer") is responsible for establishing and maintaining disclosure controls and procedures for Rub A Dub Soap. She has designed such internal controls and procedures in order to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. She has concluded, based upon her evaluation of these controls and procedures as of the end of our fiscal year ended May 31, 2005, covered by this report, that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in this report is accumulated and communicated to our management, including to the Certifying Officer as appropriate, to allow timely decisions regarding required disclosure. The Certifying Officer also has indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no corrective actions with regard to significant deficiencies or material weakness. We are presently unable to provide segregation of duties within Rub A Dub Soap as a means of internal control. As a result, the Certifying Officer is presently relying on assistance from our Board of Directors to provide short-term review procedures until such time as additional funding is provided to hire additional executives to segregate duties within the company.

    PART III

    Item 9.     Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

    Directors and Executive Officers

         Set forth below are the names, ages, positions with Rub A Dub Soap and business experience of our directors and executive officers.

          Name                    Age                 Positions with Company

    Lisa R. Powell*           32                   President, Secretary, Treasurer and Director

    Paul J. Zueger*           67                    Director

    Douglas W. Granger*       46       Director

    ------------------

           *Member of the Audit Committee.

    General

         Directors hold office until the next annual meeting of our stockholders and until their successors have been elected and qualify. Officers serve at the pleasure of the Board of Directors. Ms. Powell devotes approximately 10% of her time to our business and affairs. Messrs. Zueger and Granger each joined our Board of Directors on September 5, 2004. They are each expected to devote such time to our business and affairs as is necessary to perform their responsibilities as directors of Rub A Dub Soap. Set forth below under "Business Experience" is a description of the business experience of our executive officers and directors. No organization with which Ms. Powell or Messrs. Zuegeror Granger is or has been previously employed, affiliated or otherwise associated, is or has been affiliated with us.

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

    Compliance with Section 16(a) of the Securities Exchange Act of 1934

         Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial statements of beneficial ownership on Form 3, reports of changes in ownership on Form 4 and annual reports concerning their ownership on Form 5. Executive officers, directors and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file. To the best of our knowledge, our executive officers, directors and greater than 10% beneficial owners of our common stock, have complied with the Section 16(a) filing requirements applicable to them during the fiscal year ended May 31, 2005.

    Corporate Governance

         The Board of Directors has a separately-designated standing Audit Committee as required by the Exchange Act. The members of the Audit Committee are Ms. Lisa R. Powell, Chairman, and Messrs. Paul J. Zueger and Douglas W. Granger. The Board of Directors has determined that none of the members of the Audit Committee is an "audit committee financial expert" under rules and regulations adopted by the SEC. The Board of Directors has also affirmatively determined that, in its judgment, each of Messrs. Zueger and Granger meets all applicable independence standards established by the New York Stock Exchange. The Board of Directors has adopted a Code of Ethics covering the minimum criteria provided in rules of the Securities Exchange Commission that applies to our principal executive officer, principal financial officer and principal accounting officer. The Code of Ethics was previously filed to this report as Exhibit 14.

    Item 10. Executive Compensation

         The following table sets forth information concerning the compensation of our sole executive officer, including the dollar value of base salary and/or other annual compensation earned, the dollar value of restricted stock issued and the number of securities underlying stock options granted, during the fiscal years ended May 31, 2005, 2004 and 2003.

    SUMMARY COMPENSATION TABLE

                                                                                                   Long Term Compensation
                                                 Annual Compensation                                 Awards
        (a)                (b)               (c)                      (d)                          (e)                        (f)

    Name and                                           Other Annual              Restricted             Securities
    Principal                                              Compensation       Stock Award(s)         Underlying
    Position          Year         Salary ($)               ($)                          ($)               Options/SAR's(#)

    Lisa R.         2005             $-0-              $ -0-                         $ -0-                       -0-
    Powell,         2004             $-0-              $ -0-                          $ -0-                      -0-
    President,      2003            $-0-              $600(1)                      $ -0-                      -0-
    Secretary
    and
    Treasurer
    ------------------

         (1) Includes payments for rent from June 1 through September 30, 2003, at the rate of $150 per month for the use of space at Ms. Powell's residence for our office.

    General

         Since our inception on September 28, 2001, Ms. Lisa R. Powell, President, Secretary and Treasurer, has been employed part time. Ms. Powell has received no cash compensation for her services except $2,500 in salary over a five-month period in 2002 and monies we paid her to rent space at her residence for our office. No other cash compensation has been awarded to, earned by or paid to Ms. Powell since our organization for all services rendered in all capacities to Rub A Dub Soap.

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

    Item 11.    Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth certain information regarding the ownership of our common stock as of August 31, 2005, by each stockholder known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, each director and executive officer and all directors and executive officers as a group. Under the General Rules and Regulations of the SEC, a person is deemed to be the beneficial owner of a security if the person has or shares the power to vote or direct the voting, or dispose or direct the disposition, of the security. Each stockholder named in the table has sole voting and investment power with respect to the shares beneficially owned.

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

         As of August 31, 2005, there were 3,702,800 shares of common stock issued and outstanding. We have no compensation plans (including individual compensation arrangements) under which shares of our common stock are authorized for issuance. Ms. Lisa R. Powell and Messrs Paul J. Zueger and Douglas W. Granger serve as the members of our Board of Directors. Ms. Powell is our President, Secretary and Treasurer.

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

          On December 20, 2004, a shareholder advanced us $3,500 for working capital.  The advance was noninterest bearing and unsecured. The advance is due on demand.

          On March 15, 2005, a shareholder advanced us $5,000 for working capital.  The advance was non-interest bearing and unsecured. The advance is due on demand.

    Item 13. Exhibits and Reports on Form 8-K

         (a) The exhibits required by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated by reference in, or filed with, this Report, as follows:

       Item
      Number                              Description

       3.1*   Articles of Incorporation of Rub A Dub Soap, Inc., filed September 28,
                 2001. (Incorporated in this report by reference to Exhibit 2.1 to the
                 Registration Statement on Form SB-1, File No. 333-98315, filed on
                 August 18, 2002.)

       3.2*    Bylaws of Rub A Dub Soap, Inc. (Incorporated in this report by reference to Exhibit 2.2 to the Registration Statement on Form SB-1,
                  File No. 333-98315, filed on August 18, 2002.)

       3.3*   Amended Bylaws of Rub A Dub Soap, Inc. (Incorporated in this report by reference to Exhibit 2.3 to the Amendment Number 1 to the Registration
                  Statement on Form SB-1/A, File No. 333-98315, filed on October 11, 2002.)

       4.1*   Form of stock certificate.

       4.2*   Form of Subscription Agreement. (Incorporated in this report by reference to Exhibit 4 to the Registration Statement on Form SB-1,
                 File No. 333-98315, filed on August 18, 2002.)

       4.3*   Form of Subscription Agreement and Investment Letter.

      10.0*   Promissory Note payable by Rub A Dub Soap, Inc., to Patricia Cudd,
                  Esq.

      14.0*   Code of Ethics.

      21.0*   Subsidiaries of Rub A Dub Soap, Inc.

      31.0    Certification.

      32.0    Certification of Chief Executive and Financial Officer pursuant to
                  Sarbanes-Oxley Act of 2002.

    ------------------
         *    Previously filed.

         (b) No reports on Form 8-K were filed during the last quarter of the fiscal year ended May 31, 2005.

    Item 14. Principal Accountant Fees and Services.

         Appointment of Independent Auditor and Fees. Cordovano and Honeck LLP, served as our independent auditors for the fiscal year ended May 31, 2005. We paid Cordovano and Honeck LLP, $700 in fees for the year ended May 31, 2005  for professional services rendered for the audit of our annual financial statements, the review of financial statements included in our quarterly reports on Form 10-QSB and services that the auditor normally provides in connection with statutory and regulatory filings or engagements for those fiscal years.

          Comiskey & Company, P.C. served as our independent auditors for the fiscal year ended May 31, 2004. We paid Comiskey & Company, P.C. $6,073 in fees for the year ended May 31, 2004, for professional services rendered for the audit of our annual financial statements, the review of financial statements included in our quarterly reports on Form 10-QSB and services that the auditor normally provides in connection with statutory and regulatory filings or engagements for those fiscal years.

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

         Under company policy and/or applicable rules and regulations, the independent auditor is prohibited from providing the following types of services to us:

      bookkeeping or other services related to our accounting records or financial statements; financial information systems design and implementation;

      appraisal or valuation services, fairness opinions or contribution-in-kind reports;

      actuarial services;

      internal audit outsourcing services,

      management functions;

      human resources;

      legal services;

      broker-dealer, investment advisor or investment banking services; and

      expert services unrelated to audit.

    SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                                                      RUB A DUB SOAP, INC.

    Date:  September 13, 2005                                                         By:  /s/ Lisa R. Powell
                                                                                                             Lisa R. Powell, President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

    Date:  September 13, 2005                                                          /s/ Lisa R. Powell
                                                                                                       Lisa R. Powell,  President,  Secretary,
                                                                                                       Treasurer and Director  (Principal
                                                                                                       Executive, Financial and Accounting Officer)

    Date:  September 13, 2005                                                          /s/ Paul J. Zueger
                                                                                                       Paul J. Zueger, Director

    Date:  September 13, 2005                                                          /s/ Douglas W. Granger
                                                                                                       Douglas W. Granger, Director

    RUB A DUB SOAP, INC.

    Financial Statements

    May 31, 2005 and 2004

    (with Independent Registered Public Accounting Firm Report Thereon)

    RUB A DUB SOAP, INC.

    Index to Financial Statements

Page

Reports of Independent Auditors	F-2

Balance Sheet at May 31, 2005	F-4

Statements of Operations for the years ended
May 31, 2005 and 2004	F-5

Statement of Changes in Shareholders' Equity for the period from
June 1, 2003 through May 31, 2005	F-6

Statements of Cash Flows for the years ended
May 31, 2005 and 2004	F-7

Notes to Financial Statements	F-8

    REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

    The Board of Directors and Shareholders of Rub A Dub Soap, Inc.

    We have audited the accompanying balance sheet of Rub A Dub Soap, Inc. as of May 31, 2005, and the related statements of operations, changes in shareholders' deficit, and cash flows for the year ended May 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

    We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rub A Dub Soap, Inc. as of May 31, 2005, and the results of its operations and its cash flows for the year ended May 31, 2005, in conformity with generally accepted accounting principles in the United States.

    The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

    The Company emerged from the development stage in June 2004.

    /s/ Cordovano and Honeck LLP

    Cordovano and Honeck LLP
    Denver, Colorado
    September 8, 2005

    REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

    The Board of Directors and Stockholders of Rub A Dub Soap, Inc.

    We have audited the accompanying balance sheet of Rub A Dub Soap, Inc. (a development stage company) as of May 31, 2004 (not separately provided herein), and the related statements of operations, stockholders' equity, and cash flows for the year ended May 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rub A Dub Soap, Inc. as of May 31, 2004, and the results of its operations and cash flows for the year ended May 31, 2004 in conformity with U.S. generally accepted accounting principles.

    /s/ Comiskey & Company, P.C.

    Comiskey & Company, P.C.
    Denver, Colorado
    June 21, 2004

    RUB A DUB SOAP, INC.
    Balance Sheet
    May 31, 2005

Assets
Current assets:
Cash and cash equivalents	$41
Inventory, at lower of cost or market (Note 3)	3,631

Total current assets	3,672

Property and equipment, net (Note 4)	3,371

$7,043

Liabilities and Shareholders’ Deficit

Current liabilities:
Accounts payable and accrued liabilities	$2,338
Notes payable (Note 5)	6,000
Accrued interest payable	438
Indebtedness to related parties (Note 2)	8,500

Total current liabilities	17,276

Contingency (Note 8)	—

Shareholders’deficit (Note 6):
Preferred stock , $.01 par value. Authorized 10,000,000 shares,
issued and outstanding -0- shares	—
Common stock , $.001 par value. Authorized 100,000,000 shares,
issued and outstanding 3,702,800 shares	3,703
Additional paid-in capital	145,897
Retained earnings/accumulated deficit	(159,832)

Total shareholder’s deficit	(10,232)

$7,043

    See accompanying notes to financial statements

    RUB A DUB SOAP, INC.
    Statements of Operations

	Years Ended May 31,
	2005	2004
Net sales	$1,821	$1,676
Cost of sales	785	586

Gross profit	1,036	1,090

Selling, general and administrative expenses	33,233	16,812

Loss before income taxes and interest expense	(32,197)	(15,722)

Other income (expense):
Other miscellaneous income	—	10
Interest expense	(528)	—

Loss before income taxes	(32,725)	(15,712)

Income tax provision (Note 7)	—	—

Net loss	$(32,725)	$(15,712)

Basic and diluted loss per share	$(0.01)	$—

Weighted average common shares outstanding	3,702,800	3,653,848

    See accompanying notes to financial statements

    RUB A DUB SOAP, INC.
    Statement of Changes in Shareholders' Equity

			Additional
	Common Stock		paid-in	Retained
	Shares	Amount	capital	deficit	Total
Balance at
April 1, 2003	3,583,000	$3,583	$116,067	$(111,396)	$8,254
Issuance of common stock
for cash	119,800	120	29,830	—	29,950
Net income/loss	—	—	—	(15,712)	(15,712)

Balance at
May 31, 2004	3,702,800	3,703	145,897	(127,108)	22,492
	—	—	—	—	—
Net income/loss	—	—	—	(32,725)	(32,725)

Balance at
May 31, 2005	3,702,800	$3,703	$145,897	$(159,833)	$(10,233)

    See accompanying notes to financial statements

    RUB A DUB SOAP, INC.
    Statements of Cash flows

	Years Ended May 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(32,725)	$(15,712)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	2,241	2,632
Notes payable issued for services	6,000	—
Changes in operating assets and liabilities:
Inventory	(429)	(196)
Accrued expenses	439	4
Accounts payable	1,823	(304)
Net cash used in
operating activities.	(22,652)	(13,576)

Cash flows from financing activities:
Proceeds (repayments) of notes payable	8,500	(3,000)
Proceeds from issuance of common
stock, net of issuance costs	—	29,950
Net cash provided by
financing activities	8,500	26,950

Net change in cash and
cash equivalents	(14,152)	13,374

Cash and cash equivalents:
Beginning of period	14,193	819

End of period	$41	$14,193

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$—	$—

Interest	$—	$—

    See accompanying notes to financial statements

    RUB A DUB SOAP, INC.
    Notes to Financial Statements

    (1)        Summary of Significant Accounting Policies

    Organization and Basis of Presentation

    Rub A Dub Soap, Inc. (“we,” “us” or the “Company”) was incorporated in Colorado in 2002.  We are an online retailer of handmade, natural, vegetable-based soaps and gift baskets.

    Inherent in our business are various risks and uncertainties, including our limited operating history, historical operating losses, dependence upon strategic alliances, and the limited history of online retailers.  Our future success will be dependent upon our ability to create and provide effective and competitive soap products, the continued acceptance of the Internet as a source for such products and our ability to develop and provide new products that meet customers changing requirements.

    The accompanying financial statements have been prepared assuming that we will continue as a going concern.  Our significant operating losses raise substantial doubt in the minds of our auditors about our ability to continue as a going concern.  In addition, because our sales revenue, at the present time, is insufficient to cover our ongoing expenses; we operate at the forbearance of our creditors.  In addition, we rely heavily on certain shareholders to advance us funds, as needed, to cover any operational shortfalls.  While these shareholders plan to continue to fund our operations, there is no assurance that they will continue to do so.

    We commenced operations in June 2004.

    Use of Estimates

    The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

    Cash and Cash Equivalents

    The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents.  There were no cash equivalents at May 31, 2005.

    Inventories

    Inventories are stated at the lower of cost (first-in, first-out) or market.

    Property and Equipment

    Property and equipment are stated at cost.  Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets, generally ranging from three to five years.  Property and equipment under capital leases are stated at the present value of minimum lease payments and are amortized using the straight-line method over the shorter of the lease term or the estimated useful lives of the assets.  Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the assets or the term of the lease, whichever is shorter.

    RUB A DUB SOAP, INC.
    Notes to Financial Statements

    Impairment of Long-Lived Assets

    In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we evaluate our long-lived assets (excluding the full cost pool), including related intangibles, of identifiable business activities for impairment when events or changes in circumstances indicate, in management's judgment, that the carrying value of such assets may not be recoverable. The determination of whether impairment has occurred is based on management's estimate of undiscounted future cash flows attributable to the assets as compared to the carrying value of the assets. If impairment has occurred, estimating the fair value for the assets and recording a provision for loss if the carrying value is greater than fair value determine the amount of the impairment recognized. For assets identified to be disposed of in the future, the carrying value of these assets is compared to the estimated fair value less the cost to sell to determine if impairment is required. Until the assets are disposed of, an estimate of the fair value is re-determined when related events or circumstances change.

    When determining whether impairment of one of our long-lived assets has occurred, we must estimate the undiscounted cash flows attributable to the asset or asset group. Our estimate of cash flows is based on historical results.

    Any significant variance in any of the above assumptions or factors could materially affect our cash flows, which could require us to record an impairment of an asset.     No impairment charges were recognized during each of the years ended May 31, 2005 and 2004.

    Income Taxes

    The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109).  SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

    Revenue Recognition

    Revenue is recognized upon shipment of the respective products.

    Sales and Marketing Costs

    Marketing expense includes the costs to acquire customers, advertising and other general sales and marketing costs.

    We expense the cost of advertising and promoting our products as incurred.  Such costs are included in general and administrative and totaled approximately $80.00 and $35.00 for the years ended May 31, 2005 and 2004, respectively.

    Financial Instruments and Concentration of Credit Risk

    Our financial instruments, consisting primarily of cash, cash equivalents, accounts payable and notes payable are carried at cost which approximated their fair value because of their short-term maturity.

    Stock based Compensation

    The Company accounts for stock-based compensation arrangements in accordance with Statement of financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant.  Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of Accounting Principle Board ("APB”) Opinion No. 25 and provide pro forma net earnings (loss) disclosures for employee stock option grants as if

    RUB A DUB SOAP, INC.
    Notes to Financial Statements

    the fair-value-based method defined in SFAS No. 123 had been applied.  The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

    Earnings (loss) per Common Share

    Basic net income per share is computed by dividing the net income available to common shareholders (the numerator) for the period by the weighted average number of common shares outstanding (the denominator) during the period.  The computation of diluted earnings is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued.

    At May 31, 2005, there was no variance between basic and diluted loss per share as there were no potentially dilutive common shares outstanding.

    (2)        Related Party Transactions

    On December 20, 2004, a shareholder advanced us $3,500 for working capital.  The advance was noninterest bearing and unsecured. The advance is due on demand.

    On March 15, 2005, a principal shareholder advanced us $5,000 for working capital.  The advance was noninterest bearing and unsecured. The advance is due on demand.

    These advances are reflected as due to related parties in the accompanying financial statements.

    (3) Inventories

    Inventories are summarized as follows:

Finished product	$33
Raw materials and supplies	3,598

$3,631

    (4) Property and Equipment

    Major classes of property and equipment are:

Software	$2,500
Office equipment	4,730
Other equipment	4,604

11,834
Less: accumulated depreciation	(8,463)

$3,371

    The depreciation expense was 2,241 and 2,632, respectively, for the years ended May 31, 2005 and 2004.

    RUB A DUB SOAP, INC.
    Notes to Financial Statements

    (5) Notes payable

    Notes payable consisted of the following as of May 31, 2005:

Patricia Cudd, unsecured, due
on demand, interest imputed at
10 percent	$1,000
Patricia Cudd, unsecured, due
on demand, interest imputed at
10 percent.	5,000

$6,000

    (6) Shareholders Deficit

    We are authorized to issue 10,000,000 shares of preferred stock. Our Board of Directors is authorized to divide the preferred stock into series, and with respect to each series, to determine the preferences and rights and qualifications, limitations or restrictions thereof, including the dividend rights, conversion rights, voting rights, redemption rights and terms, liquidation preferences, sinking fund provisions, and the number of shares constituting the series and the designations of such series. The Board of Directors could, without stockholder approval, issue preferred stock with voting and other rights that could adversely affect the voting rights of the holders of our common stock which issuance could have certain anti-takeover effects.

    (7) Income Taxes

    A reconciliation of U.S. statutory federal income tax rate to the effective rate follows for the years ended May 31, 2005 and 2004:

	2005	2004
U.S. statutory federal rate	15.00%	15.00%
State income tax rate	4.25%	4.25%
Net operating loss for which no tax
benefit is currently available	-19.25%	-19.25%

	0.00%	0.00%

    At May 31, 2005, the Company has a net operating loss carryforward for federal income tax purposes of approximately $71,880, which was fully allowed for in the valuation allowance of $10,782.  The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery.  The change in the valuation allowance for the year ended May 31, 2005 was $3,325.

    At May 31, 2004, the Company has a net operating loss carryforward for federal income tax purposes of approximately $49,718, which was fully allowed for in the valuation allowance of $7,457.  The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery.  The change in the valuation allowance for the year ended March 31, 2004 was $2,192.

    RUB A DUB SOAP, INC.
    Notes to Financial Statements

    (8) Contingency

    In February 2005, our former attorney sued us for back fees.  We believe the suit is without merit and we have filed a motion with the Court to dismiss the claim.  No amounts have been accrued in the accompanying financial statements for this lawsuit.