Form 10QSB
period 2005-08-31
RUB A DUB SOAP INC
filed 2005-10-17
CIK 1169138

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended August 31, 2005

Commission file number 000-032103

Rub A Dub Soap, Inc.
(Exact name of small business issuer as specified in its charter)

Colorado                                         84-1609495
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or  organization)

13279 West Ohio Avenue, Lakewood, Colorado 80228
(Address of principal executive offices)

(303) 949-5834
(Issuer's telephone number)

(Former name, former address and former fiscal year,
if changed since last report)

     Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [   ]

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes [X] No [   ]

     As of August 31, 2005, registrant had outstanding 3,702,800 shares of the registrant's common stock, and the aggregate market value of such shares held by non-affiliates of the registrant (based upon the closing bid price of such shares as listed on the Over-the-Counter Bulletin Board on October 13, 2005) was approximately $295,000.

Transitional Small Business Disclosure Format (Check one):     Yes [   ]   No  [X]

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Rub A Dub Soap, Inc.

FINANCIAL STATEMENTS

August 31, 2005

FORM 10-QSB
1ST QUARTER

INDEX

		Page
FINANCIAL INFORMATION

	Item 1. Financial Statements (Unaudited)

	Condensed Balance Sheet at August 31, 2005........................................................	3
	Condensed Statements of Operations, for the three
	months ended August 31, 2005 and 2004 ...........................................................	4
	Condensed Statements of Cash Flows for the three months ended
	August 31, 2005 and 2004 .................................................................................	5
	Notes to the Condensed Financial Statements..........................................................	6

	Item 2. Management's Discussion and Analysis or Plan of Operation.......................	8

	Item 3. Controls and Procedures............................................................................	12

Signatures..............................................................................................................................…...........		14

RUB A DUB SOAP, INC.
Condensed Balance Sheet
(Unaudited)

August 31, 2005

Assets
Current assets:
Cash	$8,419
Inventory (Note 3)	3,670

Total current assets	12,089

Furniture and equipment	11,834
Less accumulated depreciation	(8,930)

Total assets	$14,993

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$11,959

Total current liabilities	11,959

Notes payable (Note 5)	6,000
Notes payable to related parties (Note 6)	43,316

Total liabilities	61,275

Shareholders’ deficit:
Common stock	3,703
Additional paid-in capital	145,897
Accumulated deficit	(195,882)

Total shareholders’ deficit.	(46,282)

Total liabilities and shareholders’ deficit	$14,993

See accompanying notes to condensed financial statements

RUB A DUB SOAP, INC.
Condensed Statements of Operations
(Unaudited)

	Three Months Ended
	August 31,
	2005	2004
Revenue:
Sales	$183	$207

Costs and expenses:
Cost of sales	81	102
General and administrative expenses	36,152	5,949

Total costs and expenses	36,233	6,051

Loss from operations	(36,050)	(5,844)

Provision for income taxes (Note 4)	—	—

Net loss	$(36,050)	$(5,844)

Basic and diluted loss per share	$(0.01)	$(0.00)

Weighted average common shares outstanding	3,702,800	3,583,000

See accompanying notes to condensed financial statements

RUB A DUB SOAP, INC.
Condensed Statements of Cash Flows
(Unaudited)

	Three Months Ended
	August 31,
	2005	2004

Net cash used in operating activities	$(26,438)	$(3,320)

Cash flows from financing activities:
Proceeds from related party notes payable	34,816	—

Net cash provided by financing activities	34,816	—

Net change in cash and cash equivalents	8,378	(3,320)

Cash, beginning of period	41	14,193

Cash, end of period	$8,419	$10,873

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$—	$—

Income taxes	$—	$—

See accompanying notes to condensed financial statements

RUB A DUB SOAP, INC.
Notes to Condensed Financial Statements
(Unaudited)

Note 1:  Basis of Presentation

The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company’s annual financial statements for the year ended May 31, 2005, notes and accounting policies thereto included in the Company’s Annual Report on Form 10-KSB as filed with the SEC.

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

Note 2:  Development Stage Company

Until May 31, 2004, the Company had been in the development stage.

Note 3:  Components of Inventory

Inventories at August 31, 2005 consist of the following:

Raw materials	$3,656
Finished product	14

$3,670

Note 4:  Income Tax

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes”.  The Company has incurred significant net operating losses since inception resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

Note 5:  Notes Payable

Notes payable consisted of the following as of August 31, 2005:

RUB A DUB SOAP, INC.
Notes to Condensed Financial Statements
(Unaudited)

Patricia Cudd, unsecured, due
on demand, interest imputed at
10 percent	$1,000
Patricia Cudd, unsecured, due
on demand, interest imputed at
10 percent	5,000

$6,000

Note 6:  Notes Payable to Related Parties

At May 31, 2005, the Company owed a related party $8,500. The advances were noninterest bearing, unsecured and due on demand. During the three months ended August 31, 2005, related parties advanced the Company an additional $34,816.  On August 15, 2005, the balance of $43,316 was converted into unsecured promissory notes bearing interest at 4% per year, which are due on demand. The balance is included in the accompanying condensed financial statements as “Notes Payable to Related Parties” and consist of the following:

Paul Zueger	$3,105
Brian and Lisa Powell	12,772
Douglas W. Granger	12,772
Bruce Capra	14,667

$43,316

Note 7:  Subsequent Events

During October 2005, the Company entered into a settlement agreement with its former attorney who had sued for back fees.  Pursuant to the agreement, the Company paid Ms. Cudd $9,000 in cash of which $6,000 satisfied all obligations relating to the promissory notes payable to her. (See Note 5.) The Company also delivered to her 50,000 shares of its restricted common stock. The parties have further stipulated for a dismissal with prejudice of any and all litigation pending between them.

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

Results of Operations:

OVERVIEW

     We engage in the online retailing of handmade, natural, vegetable-based soaps and gift baskets. As a small online retailer of soaps, we are dedicated to serving the natural product enthusiast with a variety of handmade, natural, herbal soaps and gift baskets. Our products are featured on our web site located at http://www.rubadubsoaps.com. Information set forth on our web site does not constitute part of this report.

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

     The following discussion involves our results of operations for the three months ended August 31, 2005.

Results of Operations

     Our total product sales were $183 for the three months ended August 31, 2005, compared to $207 for the three months ended August 31, 2004.

     Costs of sales and expenses include all direct costs incurred in the manufacturing process and our general and administrative costs. The difference between our sales and costs and expenses is our profit (loss) from operations. We had $81 in costs of sales for the three months ended August 31, 2005 and $102 for the three months ended August 31, 2004.

     General and administrative expenses constitute the principal part of our Costs of sales and expenses. Our general and administrative expenses increased to $36,152 for the three months ended August 31, 2005 from $5,949 for the three months ended August 31, 2004. The principal reason for the increase was in professional fees and expenses, particularly legal fees.

     We had a loss from operations of $36,050 for the three months ended August 31, 2005, compared to a loss of $5,844 for the three months ended August 31, 2004. The basic and diluted loss per share was $0.01 for the three months ended August 31, 2005, compared to $0.00 for the three months ended August 31, 2004.

     The principal cause of our loss from operations for the past fiscal quarter was the legal fees attributable to our litigation, which was settled in October, 2005. The other causes underlying our operating losses include, primarily, insufficient capital available for the purchase of soap ingredients, packaging materials and soap making equipment, marketing and sales, general and administrative expenses. In addition, we continue to have limited sales and marketing activities during all relevant periods, including insufficient customer traffic to our web site along with an inadequate volume of online purchases.

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

Liquidity and Capital Resources

     Our only source of liquidity remains our operations and our cash on hand. Cash at August 31, 2005 was $8,419, compared to cash of $10,873 at August 31, 2004. Net Cash used in operating activities was ($26,438) for the three months ended August 31, 2005 compared to net cash used in operating activities of ($3,320) for the three months ended August 31, 2004. Net Cash provided by financing activities was $34,816 for the three months ended August 31, 2005 compared to no net cash provided by financing activities for the three months ended August 31, 2004.

     We have not been profitable for the last five years, but we continue to attempt to operate very close to a break even. Our variation in revenues is based upon sales and continues to account for the difference between a profit and a loss. In any case, we try to operate with minimal overhead. Our primary activity continues to be to seek to expand our customer base and, consequently, our revenues.

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

     Research and development expenses. For the three months ended August 31, 2005 we had no research and development expenses.

Item 3.    Controls and Procedures.

     Our President (the "Certifying Officer") is responsible for establishing and maintaining disclosure controls and procedures for Rub A Dub Soap. She has concluded, based upon her evaluation of these controls and procedures as of the end of the quarter ended August 31, 2005, covered by this report, that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in this report is accumulated and communicated to our management, including the Certifying Officer as appropriate, to allow timely decisions regarding required disclosure. The Certifying Officer also has indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no corrective actions with regard to significant deficiencies or material weakness. We are presently unable to provide segregation of duties within Rub A Dub Soap as a means of internal control. As a result, the Certifying Officer is presently relying on assistance from our Board of Directors to provide short-term review procedures until such time as additional funding is provided to hire additional executives to segregate duties within the company.

PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings.

      In October 2005, we entered into a settlement agreement with our former attorney who had sued for back fees.  Pursuant to the agreement, we delivered $9,000 in cash of which $6,000 satisfied all obligations relating to the promissory notes payable to this person. We also delivered 50,000 shares of our common stock, which was issued with a one-year restriction. The parties have further dismissed with prejudice of any and all litigation pending between them.

      Otherwise, as of the date of this report, we know of no legal proceedings to which we are a party or to which any of our property is the subject, which are pending, threatened or contemplated or any unsatisfied judgments against us.

Item 2. Changes in Securities.

     In October, 2005, we issued 50,000 common shares of restricted stock.

Item 3. Defaults Upon Senior Securities.

     There has been no default in the payment of principal with respect to Rub A Dub Soap's indebtedness as of the date of this report. In October, 2005, we settled our dispute with our former legal counsel.

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

------------------
    *Filed herewith.

     (b) Reports on Form 8-K.

     No reports on Form 8-K were filed during the quarter ended August 31, 2005, covered by this report.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                                     RUB A DUB SOAP, INC.

Date:  October 17, 2005                                                                By:  /s/ Lisa R. Powell
                                                                                                             Lisa R. Powell, President