Form 10QSB
period 2005-11-30
RUB A DUB SOAP INC
filed 2006-01-19
CIK 1169138

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2005

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

Yes [X]    No [   ]

     As of November 30, 2005, registrant had outstanding 3,752,800 shares of the registrant's common stock, and the aggregate market value of such shares held by non-affiliates of the registrant (based upon the closing bid price of such shares as listed on the Over-the-Counter Bulletin Board on January 18, 2006) was approximately $295,000.

     Transitional Small Business Disclosure Format (Check one):     Yes [   ]   No  [X]

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

FORM 10-QSB
2ND QUARTER

INDEX

Page
FINANCIAL INFORMATION

Item 1. Financial Statements

Balance sheet, November 30, 2005 (unaudited)	3
Statements of operations, three and six months ended November 30, 2005
(unaudited) and 2004 (unaudited)	4
Statement of changes in shareholder's deficit for the six months ended
November 30, 2005 (unaudited)	5
Statements of cash flows, six months ended November 30, 2005 (unaudited)
and 2004 (unaudited)	6
Notes to unaudited financial statements	7

Item 2. Management's Discussion and Analysis or Plan of Operation	9

Item 3. Controls and Procedures	11

Signatures	15

RUB A DUB SOAP, INC.
Balance Sheet
(Unaudited)
November 30, 2005

Assets
Current assets:
Cash	$125
Inventory (Note 3)	3,905

Total current assets	4,030

Furniture and equipment	11,834
Less accumulated depreciation	(9,396)

$6,468
===========

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$12,040
Sales tax payable	10
Accrued interest	513
Notes payable, related party (Note 5)	44,966

Total current liabilities	57,529

Shareholders’ deficit:
Preferred stock, .01 par value; 10,000,000 shares authorized; no
shares issued or outstanding	—
Common stock, .001 par value; 100,000,000 shares authorized;
3,752,800 shares issued and outstanding	3,753
Additional paid-in capital	161,347
Accumulated deficit	(216,161)

Total shareholders’ deficit	(51,061)

$6,468
===========

See accompanying notes to financial statements

RUB A DUB SOAP, INC.
Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2005	2004	2005	2004

Revenue:
Sales	$260	$517	$442	$724

Costs and expenses:
Cost of sales	138	263	218	365
General and administrative expenses	2,492	6,104	38,644	12,053
Stock-based compensation-
litigation expense (Note 6)	15,500	—	15,500	—
Other litigation expense (Note 6)	2,409	—	2,409	—

Total costs and expenses	20,539	6,367	56,771	12,418

Loss from operations	(20,279)	(5,850)	(56,329)	(11,694)

Provision for income taxes (Note 4)	—	—	—	—

Net loss	$(20,279)	$(5,850)	$(56,329)	$(11,694)
	=========	=========	=========	=========

Basic and diluted loss per share	$(0.01)	$(0.00)	$(0.02)	$(0.00)
	=========	=========	=========	=========

Weighted average common shares outstanding	3,727,800	3,702,800	3,709,943	3,702,800
	=========	=========	=========	=========

See accompanying notes to financial statements

RUB A DUB SOAP, INC.
Statement of Changes in Shareholders' Deficit

			Additional
	Common Stock		paid-in	Retained
	Shares	Amount	capital	deficit	Total

Balance at
May 31, 2005	3,702,800	$3,703	$145,897	$(159,832)	$(10,232)
Common stock issued
in settlement of litigation (Note 6)	50,000	50	15,450	—	15,500
Net loss	—	—	—	(56,329)	(56,329)

Balance at
November 30, 2005	3,752,800	$3,753	$161,347	$(216,161)	$(51,061)
	==========	=========	=========	=========	=========

See accompanying notes to financial statements

RUB A DUB SOAP, INC.
Statements of Cash Flows
(Unaudited)

	Six Months Ended
	November 30,
	2005	2004

Cash flows from operating activities:
Net loss	$(56,329)	$(11,694)
Adjustments to reconcile net income to net cash
provided by operating activities:
Stock based compensation - Litigation expense (Note 6)	15,500	—
Depreciation	933	1,255
Decrease in inventory	(274)	(690)
Increase in accrued expenses	85	—
Increase in accounts payable	9,703	2,007

Net cash used in
operating activities	$(30,382)	$(9,122)

Cash flows from financing activities:
Repayment of note payable (Note 6)	(6,000)
Proceeds from related party notes payable	36,466	—

Net cash provided by
financing activities	30,466	—

Net change in cash	84	(9,122)

Cash, beginning of period	41	14,193

Cash, end of period	$125	$5,071
	===========	===========

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$591	$—
	===========	===========
Income taxes	$—	$—
	===========	===========

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

Note 2:  Development Stage Company

Until May 31, 2004, the Company had been in the development stage.

Note 3:  Components of Inventory

Inventories at November 30, 2005 consist of the following:

Raw materials	$3,795
Finished product	110

$3,905
=========

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

Note 5:  Notes Payable to Related Parties

At May 31, 2005, the Company owed a related party $8,500 for advance made. The advances were noninterest bearing, unsecured and due on demand. During the six months ended November 30, 2005, related parties advanced the Company an additional $36,466.  On November 30, 2005, the balance of $44,966 was converted into unsecured promissory notes bearing interest at 4% per year, which are due on demand. The balance is included in the accompanying condensed financial statements as “Notes Payable to Related Parties” and consist of the following:

RUB A DUB SOAP, INC.
Notes to Condensed Financial Statements
(Unaudited)

Paul Zueger	$3,105
Brian and Lisa Powell	13,972
Douglas W. Granger	13,972
Bruce Capra	13,917

44,966
==========

Note 6:   Litigation Settlement – Common Stock issuance

During October 2005, the Company entered into a settlement agreement with its former attorney who had sued for back fees.  Pursuant to the agreement, the Company paid Ms. Cudd $9,000 in cash of which $6,000 was for the face amount of the two notes declared in previous filings and $591 was for the accrued interest on the notes and satisfied all obligations relating to the promissory notes payable to her. The Company also delivered to her 50,000 shares of its restricted common stock. The stock issuance was a non-cash transaction and was recorded at the market value of the Company's common stock on the transaction date. The parties have further stipulated for a dismissal with prejudice of any and all litigation pending between them. Stock-based compensation of $15,500 and Other litigation expense of $2,409 were recorded in the accompanying financial statements for the period ended November 30, 2005.

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

     The following discussion involves our results of operations for the three months ended November 30, 2005.

Results of Operations

     Our total product sales were $260 for the three months ended November 30, 2005, compared to $517 for the three months ended November 30, 2004. Our total product sales were $442 for the six months ended November 30, 2005, compared to $724 for the six months ended November 30, 2004.

     Costs of sales and expenses include all direct costs incurred in the manufacturing process and our general and administrative costs. The difference between our sales and costs and expenses is our profit (loss) from operations. We had $138 in costs of sales for the three months ended November 30, 2005 and $263 for the three months ended November 30, 2004. We had $218 in costs of sales for the six months ended November 30, 2005 and $365 for the six months ended November 30, 2004.

     General and administrative expenses constitute the principal part of our costs of sales and expenses. Our general and administrative expenses were $2,492 for the three months ended November 30, 2005 compared to $6,104 for the three months ended November 30, 2004. Our general and administrative expenses were $38,644 for the six months ended November 30, 2005 compared to $12,053 for the six months ended November 30, 2004.  The principal reason was in professional fees and expenses, particularly legal fees.

     We had a loss from operations of $20,279 for the three months ended November 30, 2005, compared to a loss of $5,850 for the three months ended November 30, 2004. We had a loss from operations of $56,329 for the six months ended November 30, 2005, compared to a loss of $11,694 for the six months ended November 30, 2004. The basic and diluted loss per share was $0.01 for the three months ended November 30, 2005, compared to $0.00 for the three months ended November 30, 2004. The basic and diluted loss per share was $0.02 for the six months ended November 30, 2005, compared to $0.00 for the six months ended November 30, 2004.

     The principal cause of our loss from operations for the past fiscal quarter was the legal costs and fees attributable to our litigation, which was settled in October, 2005. A substantial part of this loss was a total of $15,500 in stock-based compensation-litigation expense paid to our former legal counsel to settle a lawsuit and $2,409 in other litigation expense. The other causes underlying our operating losses include, primarily, insufficient capital available for the purchase of soap ingredients, packaging materials and soap making equipment, marketing and sales, general and administrative expenses. In addition, we continue to have limited sales and marketing activities during all relevant periods, including insufficient customer traffic to our web site along with an inadequate volume of online purchases.

Liquidity and Capital Resources

     Our only source of liquidity remains our operations and our cash on hand. Cash at November 30, 2005 was $125, compared to cash of $5,071 at November 30, 2004. Net Cash used in operating activities was ($30,382) for the six months ended November 30, 2005 compared to net cash used in operating activities of ($9,122) for the six months ended November 30, 2004. Net Cash provided by financing activities was $30,466 for the six months ended November 30, 2005 compared to no net cash provided by financing activities for the six months ended November 30, 2004.  This cash came in the form of loans from our officers and directors.

     We have not been profitable for the last five years, but we continue to attempt to operate very close to a break even. In any case, we try to operate with minimal overhead.

     We cannot guarantee that this will ever become profitable. We continue to have negligible operations. Our plan is to build our Company in any manner which will be successful. To that end, we have also looked for acquisition candidates during these periods. Although we have concluded no acquisitions, we have spoken with several potential candidates.

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

     Research and development expenses. For the three months ended November 30, 2005 we had no research and development expenses.

Item 3.    Controls and Procedures.

     Our President (the "Certifying Officer") is responsible for establishing and maintaining disclosure controls and procedures for Rub A Dub Soap. She has concluded, based upon her evaluation of these controls and procedures as of the end of the quarter ended November 30, 2005, covered by this report, that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in this report is accumulated and communicated to our management, including the Certifying

Officer as appropriate, to allow timely decisions regarding required disclosure. The Certifying Officer also has indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no corrective actions with regard to significant deficiencies or material weakness. We are presently unable to provide segregation of duties within Rub A Dub Soap as a means of internal control. As a result, the Certifying Officer is presently relying on assistance from our Board of Directors to provide short-term review procedures until such time as additional funding is provided to hire additional executives to segregate duties within the company.

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

------------------
    *Filed herewith.

     (b) Reports on Form 8-K.

     No reports on Form 8-K were filed during the quarter ended November 30, 2005, covered by this report.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                                     RUB A DUB SOAP, INC.

Date:  January 18, 2006                                                                By:  /s/ Lisa R. Powell
                                                                                                             Lisa R. Powell, President