Form 10QSB
period 2006-02-28
RUB A DUB SOAP INC
filed 2006-04-13
CIK 1169138

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 28, 2006

                        Commission file number 333-98315

                              Rub A Dub Soap, Inc.
                              --------------------
        (Exact name of small business issuer as specified in its charter)

           Colorado                                     84-1609495
           --------                                     -----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or  organization)

                2591 Dallas Parkway, Suite 102, Frisco, TX 75034
                ------------------------------------------------
                    (Address of principal executive offices)

                                 (972) 963-0000
                                 --------------
                           (Issuer's telephone number)

                   13279 West Ohio Avenue, Lakewood, CO 80228
                   ------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

                                 Yes [X] No [ ]

     As of April 13, 2006, registrant had outstanding 3,752,800 shares of the registrant's common stock, and the aggregate market value of such shares held by non-affiliates of the registrant (based upon the closing bid price of such shares as listed on the Over-the-Counter Bulletin Board on April 10, 2006) was approximately $114,000.

     Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

FORM 10-QSB
3RD QUARTER

                                             INDEX

                                                                            Page
                                                                            ----
 FINANCIAL INFORMATION

   Item 1.  Financial Statements (Unaudited)

   Condensed Balance Sheet at February 28, 2006................................3
   Condensed Statements of Operations for the three and nine months ended
      February 28, 2006 and 2005, and from February 22, 2006 (inception)
      through February 28, 2006................................................4
   Condensed Statement of Changes in Shareholders' Deficit for the nine months ended February 28, 2006..................................................5
   Condensed Statements of Cash Flows for the nine months ended February 28,
      2006 and 2005, and from February 22, 2006 (inception) through
      February 28, 2006........................................................6
   Notes to the Condensed Financial Statements.................................7

   Item 2.  Management's Discussion and Analysis or Plan of Operation..........9

   Item 3.  Controls and Procedures...........................................11

Signatures....................................................................12

                              RUB A DUB SOAP, INC.
                          (A Development Stage Company)
                             Condensed Balance Sheet
                                   (Unaudited)




                                February 28, 2006

                                     Assets



Total assets ............................................             $    --
                                                                      =========

                              Shareholders' Deficit

Shareholders' deficit:
    Common stock ........................................                 3,753
    Additional paid-in capital ..........................               222,548
    Accumulated deficit .................................              (218,043)
    Deficit accumulated during development stage (Note 4)                (8,258)
                                                                      ---------

               Total shareholders' deficit ..............             $    --
                                                                      =========



















            See accompanying notes to condensed financial statements


                             RUB A DUB SOAP, INC.
                          (A Development Stage Company)
                       Condensed Statements of Operations
                                   (Unaudited)

                                                                                                                   For the period
                                                          Three Months Ended            Nine Months Ended                from
                                                             February 28,                  February 28,           February 22, 2006
                                                      --------------------------    --------------------------      (inception) to
                                                         2006           2005           2006           2005        February 28, 2006
                                                      -----------    -----------    -----------    -----------    -----------------
Costs and expenses:

   General and administrative expenses .............  $     9,764    $     5,490    $    40,679    $    15,131    $           8,258

   Stock-based compensation
     litigation expense (Note 7) ...................         --             --           15,500           --                   --

   Other litigation expense ........................         --             --            2,409           --                   --
                                                      -----------    -----------    -----------    -----------    -----------------

   Total costs and expenses ........................        9,764          5,490         58,588         15,131                8,258
                                                      -----------    -----------    -----------    -----------    -----------------

   Loss from continuing operations
     before income taxes ...........................       (9,764)        (5,490)       (58,588)       (15,131)              (8,258)

   Provision for income taxes (Note 6) .............         --             --             --             --                   --
                                                      -----------    -----------    -----------    -----------    -----------------

   Net loss from continuing operations .............       (9,764)        (5,490)       (58,588)       (15,131)              (8,258)
                                                      -----------    -----------    -----------    -----------    -----------------

Discontinued operations (Note 3):

   Loss from operations of discontinued component
     (including loss on disposal of -0-), net of tax         (376)          (774)        (7,881)        (2,827)                --
                                                      -----------    -----------    -----------    -----------    -----------------

   Loss on discontinued operations .................         (376)          (774)        (7,881)        (2,827)                --
                                                      -----------    -----------    -----------    -----------    -----------------

Net loss ...........................................  $   (10,140)   $    (6,264)   $   (66,469)   $   (17,958)   $          (8,258)
                                                      ===========    ===========    ===========    ===========    =================

Basic and diluted loss per share ...................  $     (0.00)   $      0.00)   $     (0.02)   $     (0.00)
                                                      ===========    ===========    ===========    ===========

Weighted average common shares outstanding .........    3,752,800      3,702,800      3,719,467      3,702,800
                                                      ===========    ===========    ===========    ===========






            See accompanying notes to condensed financial statements


                              RUB A DUB SOAP, INC.
                          (A Development Stage Company)
             Condensed Statement of Changes in Shareholders' Deficit
                                   (Unaudited)


                                                                                                           Deficit
                                                                                                         accumulated
                                                       Common stock          Additional                     during
                                                -------------------------     paid-in     Accumulated    development
                                                   Shares        Amount       capital       deficit         stage          Total
                                                -----------   -----------   -----------   -----------    -----------    -----------
Balance at
    May 31, 2005 .............................    3,702,800   $     3,703   $   145,897   $  (159,832)   $      --      $   (10,232)
Common stock issued
    in settlement of litigation (Note 7) .....       50,000            50        15,450          --             --           15,500

Disposal of Long-Lived Asset (Note 3) ........         --            --          52,943          --             --           52,943

Contribution by principal shareholder (Note 5)         --            --           8,258          --             --            8,258

Net loss .....................................         --            --            --         (58,211)        (8,258)       (66,469)
                                                -----------   -----------   -----------   -----------    -----------    -----------

Balance at
    February 28, 2006 ........................    3,752,800   $     3,753   $   222,548   $  (218,043)   $    (8,258)   $      --
                                                ===========   ===========   ===========   ===========    ===========    ===========

















            See accompanying notes to condensed financial statements


                              RUB A DUB SOAP, INC.
                          (A Development Stage Company)
                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                                                                               For the period
                                                               Nine Months Ended                    from
                                                                 February 28,                 February 22, 2006
                                                    --------------------------------------      (inception) to
                                                          2006                  2005          February 28, 2006
                                                    -----------------    -----------------    -----------------
Net cash used in operating activities:
   Continuing operations, net of income taxes ...   $         (24,677)   $         (16,336)   $            --
   Discontinued operations, net of income taxes .              (5,830)                (697)                --
                                                    -----------------    -----------------    -----------------
                                                              (30,507)             (17,033)                --
                                                    -----------------    -----------------    -----------------

   Cash flows from financing activities:
     Proceeds (repayment) of note payable .......              (6,000)               3,500                 --
     Proceeds from related party notes payable ..              36,466                 --                   --
                                                    -----------------    -----------------    -----------------

Net cash provided by financing activities .......              30,466                3,500                 --
                                                    -----------------    -----------------    -----------------

Net change in cash and cash equivalents .........                 (41)             (13,533)                --

Cash, beginning of period .......................                  41               14,193                 --
                                                    -----------------    -----------------    -----------------

Cash, end of period .............................   $            --      $             660    $            --
                                                    =================    =================    =================

Supplemental disclosure of cash flow information:
  Cash paid for:
     Interest ...................................   $            --      $            --      $            --
                                                    =================    =================    =================
     Income taxes ...............................   $            --      $            --      $            --
                                                    =================    =================    =================





            See accompanying notes to condensed financial statements

                              RUB A DUB SOAP, INC.
                     Notes to Condensed Financial Statements
                                   (Unaudited)


Note 1: Basis of Presentation

The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company's annual financial statements for the year ended May 31, 2005, notes and accounting policies thereto included in the Company's Annual Report on Form 10-KSB as filed with the SEC.

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

Note 2: Change of Control and Disposal of Business

On February 21, 2006, the controlling shareholder, Ms. Powell, sold 2,800,000 shares of common stock of the Company to Halter Capital Corporation, representing 74.6% of the outstanding shares of the Company. As a result of the sale, there was a change in control of the Company. The purchase price of the shares was $12,505. Ms. Powell was obligated to pay all existing debts and other obligations of the Company, which totaled approximately $57,500. In addition, the Company transferred and assigned all cash, cash equivalents, prepaid expenses, inventory and accounts receivable, having a book value of $6,468 and all other intangible assets associated with the former disposal of business of the Company to Ms. Powell, in exchange for her resignation and release of all claims. Costs of the transaction were charged to expense.

Note 3: Discontinued Operations

As a result of the change in control and the  disposal of business  described in
Note 2, the specialty soap business, which was the Company's primary business since inception in September 28, 2001, was effectively returned to Ms. Powell.

The Company accounted for the disposal of the specialty soap business in accordance with Statement of Financial Accounting Standard (SFAS) No. 144
Accounting for the Impairment or Disposal of Long-lived Assets. Because the Company will have no significant continuing involvement in the specialty soap business, the operations and cash flows of the business have been reported in the accompanying financial statements in discontinued operations, for all periods presented.

Because Ms. Powell  controlled  the Company prior to the stock sale described in
Note 2, no gain or loss from the disposal of the specialty soap business has been recognized in operations. Accordingly, the net liabilities transferred to Ms. Powell have been accounted for as a capital transaction.

                              RUB A DUB SOAP, INC.
                     Notes to Condensed Financial Statements
                                   (Unaudited)



Note 4: Development Stage Company

Following February 22, 2006, the Company re-entered the development stage and became a development stage enterprise in accordance with SFAS No. 7, Accounting and Reporting by Development Stage Enterprises. The $8,258 loss recognized by the Company from February 22, 2006 through February 28, 2006, is included in the accompanying condensed financial statements as "deficit accumulated during development stage."

The Company currently maintains no business operations and is a shell company in search of a suitable merger candidate.

Note 5: Related Party Transactions

During the quarter to which this quarterly report applies, the principal shareholder incurred certain legal expenses on behalf of the Company. The expenses, totaling $8,258 were recorded as general and administrative expenses with a corresponding credit to paid-in capital.

Note 6: Income Tax

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". The Company has incurred significant net operating losses since inception resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.


Note 7: Litigation Settlement - Common Stock issuance

During October 2005, the Company entered into a settlement agreement with its former attorney who had sued for back fees. Pursuant to the agreement, the Company paid Ms. Cudd $9,000 in cash of which $6,000 was for the face amount of the two notes declared in previous filings and $591 was for the accrued interest on the notes and satisfied all obligations relating to the promissory notes payable to her. The Company also delivered to her 50,000 shares of its restricted common stock. The stock issuance was a non-cash transaction and was recorded at the market value of the Company's common stock on the transaction date. The parties have further stipulated for a dismissal with prejudice of any and all litigation pending between them. Stock-based compensation of $15,500 and other litigation expense of $2,409 were recorded in the accompanying financial statements for the period ended February 28, 2006.

Note 8:   Subsequent Events

On March 16, 2006 the stockholders approved the re-incorporation of the Company in Nevada and in connection therewith a one-for-ten reverse split of the common stock that will become effective April 17, 2006. To effectuate the reincorporation, on April 4, 2006 the Company merged with newly formed Rub a Dub Soap, Inc., incorporated in the State of Nevada.

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

Results of Operations:

OVERVIEW

     Until February 21, 2006 we had engaged in the online retailing of handmade, natural, vegetable-based soaps and gift baskets. As a small online retailer of soaps, we were dedicated to serving the natural product enthusiast with a variety of handmade, natural, herbal soaps and gift baskets. Our products were featured on our web site, which is no longer operational.

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

     Our objective was to become a leading online retailer of handmade, natural, herbal soaps, gift baskets and other products, such as soap molds and soap cutting equipment.

     On February 21, 2006, our controlling shareholder, Lisa Powell, sold 2,800,000 shares of common stock of the Company to Halter Capital Corporation, representing 74.6% of the outstanding shares of the Company. As a result of the sale, there was a change in control of the Company. The purchase price of the shares was $12,505 plus $514,495 to pay all existing debts and other obligations of the Company, and other obligations owed by Ms. Powell. Upon closing, Pam J. Halter, Kevin B. Halter and Kevin Halter, Jr. were appointed to fill vacancies on the Board of Directors created by the resignation of the existing directors. The new Board of Directors then appointed Kevin Halter, Jr. as the Company's President, Kevin B. Halter as Vice President, and Pam J. Halter as Secretary. In addition, the Company transferred and assigned all cash, cash equivalents, prepaid expenses, inventory and accounts receivable, having a book value of $6,468 and all other intangible assets associated with the specialty soap business of the Company to Lisa Powell, in exchange for her resignation and release of all claims.

With the change in control, the Company has ceased its soap business and will attempt to locate a new business (operating company), and offer itself as a merger vehicle for a company that may desire to go public through a merger rather than through its own public stock offering. Our search will be directed toward enterprises who will have the potential for listing our common stock on an exchange such as NASDAQ or the American Stock Exchange.

GENERAL

     We have had minimal sales. Our results of operations have been subject to variations. The results for a particular period have varied as a result of a number of factors. These included: the overall state of our retailing segment of the economy, the development status of, and demand for our products, economic conditions in our markets, the timing of orders, the timing of expenditures in anticipation of future sales, the mix of products sold by us, the introduction of new products, product enhancements by us or our competitors, and pricing and other competitive conditions.

     The following discussion involves our results of operations for the three months ended February 28, 2006.

Results of Operations

     We had no product sales for the three months ended February 28, 2006, compared to $995 for the three months ended February 28, 2005. Our total product sales were $442 for the nine months ended February 28, 2006, compared to $1,720 for the nine months ended February 28, 2005.

     Costs of sales and expenses include all direct costs incurred in the manufacturing process and our general and administrative costs. The difference between our sales and costs and expenses is our profit (loss) from operations. We had $0 in costs of sales for the three months ended February 28, 2006 and $398 for the three months ended February 28, 2005. We had $218 in costs of sales for the nine months ended February 28, 2006 and $764 for the nine months ended February 28, 2005.

     General and administrative expenses constitute the principal part of our costs of sales and expenses. Our general and administrative expenses were $10,140 for the three months ended February 28, 2006 compared to $6,862, for the three months ended February 28, 2005. Our general and administrative expenses were $66,693 for the nine months ended February 28, 2006 compared to $18,914 for the nine months ended February 28, 2005. The principal reason was in professional fees and expenses, particularly legal fees.

     We had a loss  from  operations  of  $10,140  for the  three  months  ended
February 28, 2006, compared to a loss of $6,264 for the three months ended February 28, 2005. We had a loss from operations of $66,469 for the nine months ended February 28, 2006, compared to a loss of $17,958 for the nine months ended February 28, 2005. The basic and diluted loss per share was $0.00 for the three months ended February 28, 2006, compared to $0.00 for the three months ended February 28, 2005. The basic and diluted loss per share was $0.02 for the nine months ended February 28, 2006, compared to $0.00 for the nine months ended February 28, 2005.

     The causes underlying our operating losses included, primarily, insufficient capital available for the purchase of soap ingredients, packaging materials and soap making equipment, marketing and sales, general and administrative expenses. In addition, we continued to have limited sales and marketing activities during all relevant periods, including insufficient customer traffic to our web site along with an inadequate volume of online purchases.

Liquidity and Capital Resources

     Prior to the change of control of the Company on February 21, 2006, the Company had minimal cash on hand and sustained its operations from loans from officers and directors. The Company had not been profitable for the last five years and has not generated any positive cash flows.

     With the change of control, Halter Capital Corporation has undertaken to fund any and all expenditures necessary to maintain the Company's status as a publicly held company, which expenditures include legal and accounting expenses among others.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     We  do  not  expect  the  adoption  of  any  recently   issued   accounting
pronouncements to have a significant impact on our net results of operations, financial position, or cash flows.


Item 3. Controls and Procedures.

     Our President (the "Certifying Officer") is responsible for establishing and maintaining disclosure controls and procedures for Rub A Dub Soap. He has concluded, based upon his evaluation of these controls and procedures as of the end of the quarter ended February 28, 2006, covered by this report, that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in this report is accumulated and communicated to our management, including the Certifying Officer as appropriate, to allow timely decisions regarding required disclosure. The Certifying Officer also has indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no corrective actions with regard to significant deficiencies or material weakness. We are presently unable to provide segregation of duties within Rub A Dub Soap as a means of internal control. As a result, the Certifying Officer is presently relying on assistance from our Board of Directors to provide short-term review procedures until such time as additional funding is provided to hire additional executives to segregate duties within the company.


                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 2. Changes in Securities.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

     During the quarter covered by this report, no matters requiring a vote were submitted to security holders by means of the solicitation of proxies or otherwise. A stockholders meeting was held on March 16, 2006 for the purposes of approving a reincorporation of the Company into Nevada and in connection therewith a one-for-ten reverse split of the common stock that will become effective April 17, 2006.

 Item 5. Other Information.

     There is no information to be reported under this item with respect to which information is not otherwise called for by this form.

Item 6. Exhibits and Reports on Form 8-K.

     (a) The exhibits required by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated by reference in, or filed with, this report, as follows:


Item
Number        Description
------        -----------

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

10.1          Promissory Note payable by Rub A Dub Soap, Inc., to Patricia Cudd,
              Esq.

10.2 Stock Purchase Agreement dated February 21, 2006 filed as an exhibit to Registrant's Form 8-K filed on February 23, 2006.

14.0 Code of Ethics. (Incorporated in this report by reference to Exhibit 14.0 to the Annual Report on Form 10-KSB, File No. 333-98315, filed on September 14, 2004.)

21.0 Subsidiaries of Rub A Dub Soap, Inc. (Incorporated in this report by reference to Exhibit 21.0 to the Annual Report on Form 10-KSB, File No. 333-98315, filed on September 14, 2004.)

31.1*         Certification pursuant to Section 302 of the Sarbanes-Oxley Act of
              2002.

32.1*         Certification pursuant to Section 906 of the Sarbanes-Oxley Act of
              2002.

------------------
    *Filed herewith.

                                   SIGNATURES

              Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 RUB A DUB SOAP, INC.


Date: April 13, 2006                             By: /s/ Kevin Halter, Jr.
                                                    ----------------------------
                                                    Kevin Halter, Jr., President