Form 10KSB
period 2006-05-31
RUB A DUB SOAP INC
filed 2006-08-15
CIK 1169138

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT
         OF1934

         For the fiscal year ended May 31, 2006.

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _______________ to ______________

                        Commission file number 000-52142

                              Rub A Dub Soap, Inc.
                 (Name of small business issuer in its charter)

                 Nevada                                          84-1609495
                 ------                                          ----------
    (State or other jurisdiction of                           (I.R.S. Employer
     incorporation or organization)                          Identification No.)

     2591 Dallas Parkway, Suite 102                                 75034
             Frisco, Texas                                       (Zip Code)
(Address of principal executive offices)

         Issuer's telephone number, including area code: (972) 963-0000

Securities registered under Section 12(b) of the Exchange Act:  None.

Securities registered under Section 12(g) of the Exchange Act: Common stock, par value $0.001.

         Check  whether the issuer is not  required  to file report  pursuant to
Section 13 or 15(d) of the Exchange Act. [ ]

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

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The registrant's revenues for its most recent fiscal year were $ -0-

         The aggregate market value of the voting common stock held by non-affiliates of the issuer, based on the average bid and asked price of such stock was $11,433 at July 5, 2006. At July 5, 2006 the registrant had outstanding 430,282 shares of $.001 par value common stock.

         Transitional Small Business Disclosure Format: Yes [ ] No [X]

                              RUB A DUB SOAP, INC.

                                TABLE OF CONTENTS

                                                                            Page


PART I                                                                         1

   Item 1.  Description of Business                                            1
   Item 2.  Description of Property                                            3
   Item 3.  Legal Proceedings                                                  4
   Item 4.  Submission of Matters to a Vote of Security Holders                4

PART II                                                                        4

   Item 5.  Market for Common Equity and Related Stockholder Matters           4
   Item 6.  Management's Discussion and Analysis or Plan of Operation          6
   Item 7.  Financial Statements                                               9
   Item 8.  Changes In and Disagreements with Accountants on Accounting and
            Financial Disclosure                                               9
   Item 8A.  Controls and Procedures                                           9

PART III                                                                      10

   Item 9.  Directors, Executive Officers, Promoters and Control Persons;
            Compliance With Section 16(a) of the Exchange Act                 10
   Item 10.  Executive Compensation                                           11
   Item 11.  Security Ownership of Certain Beneficial Owners and Management   11
   Item 12.  Certain Relationships and Related Transactions                   12
   Item 13.  Exhibits and Reports on Form 8-K                                 12
   Item 14.  Principal Accountant Fees and Services.                          13

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

         References  in this  Report to "Rub A Dub  Soap,"  the  "company,"  the
"registrant, "we," "our" and "us" refer to Rub A Dub Soap, Inc., a Nevada corporation.

                                     PART I

Item 1.  Description of Business

         Up until February 21, 2006, Rub A Dub Soap, Inc. was an online retailer of handmade, natural, vegetable-based soaps and gift baskets in the development stage. We were organized under the laws of the State of Colorado on September 28, 2001. Since the date of our inception, we have generated only minimal revenues and a substantial net loss from sales of soaps and gift baskets.

         On February 21, 2006, Lisa Powell, the controlling shareholder of the Company, sold 2,800,000 of her restricted shares to Halter Capital Corporation of Frisco, Texas, representing 74.6% of all of the outstanding shares of the Company. With the change in control, the Company ceased its soap business and will attempt to locate a new business (operating company), and offer itself as a merger vehicle for a company that may desire to go public through a merger rather than through its own public stock offering. Our search will be directed toward enterprises who will have the potential for listing our common stock on an exchange such as NASDAQ or the American Stock Exchange.

         On March 6, 2006, the stockholders approved the re-incorporation of the Company in Nevada and in connection therewith a one-for-ten reverse split of the common stock, both of which became effective on April 17, 2006. All share numbers contained herein are expressed in post-reverse-split amounts.

Business of the Issuer

General

         We commenced operations in January 2002 in the online retailing of handmade, natural, vegetable-based soaps and gift baskets. As a small online retailer of soaps, we were dedicated to serving the natural product enthusiast with a variety of handmade, natural, herbal soaps and gift baskets featured on our web site located at http://www.rubadubsoaps.com, expert information and superior customer service. We have had very limited sales and a net loss from operations for the fiscal years ended May 31, 2004, 2005 and 2006. Our objective was to become a leading online retailer of handmade, natural, herbal soaps, gift baskets and other products, such as soap molds and soap cutting equipment. With the change in control on February 21, 2006, the previous soap business operations of the Company were discontinued.

Future Business

         The Company currently has no sources of revenue and its cash flow needs are dependent on loans from management and stockholders.

         The Company's principal business currently is to locate and consummate a merger or acquisition with a private entity. Because of the Company's current status having insubstantial assets and no recent operating history, in the event the Company does successfully acquire or merge with an operating business opportunity, it is likely that the Company's current shareholders will experience dilution, resulting in a change in control of the Company.

         The Company files with the Securities and Exchange Commission certain interim and periodic reports including an annual report containing audited financial statements. The Company intends to continue to file these periodic reports under the Securities Exchange Act of 1934.

         Business of Issuer. There can be no assurance that the Company will have the ability to acquire or merge with an operating business, business opportunity or property that will be of material value to the Company. Management plans to investigate, research and, if justified, potentially acquire or merge with one or more businesses or business opportunities. Management will have broad discretion in its search for and negotiations with any potential business or business opportunity.

         Sources of Business Opportunities. The Company intends to use various sources in its search for potential business opportunities including its officers and directors, consultants, special advisors, securities broker-dealers, venture capitalists, members of the financial community and others who may present management with unsolicited proposals. To date, the Company has not engaged nor had any prospective consultants for these purposes. The Company doe not intend to restrict its search to any specific kind of industry or business. The Company may investigate and ultimately acquire a venture that is in its preliminary or development stage, is already in operation, or in various stages of its corporate existence and development. Management cannot predict at this time the status or nature of any venture in which the Company may participate. A potential venture might need additional capital or merely desire to have its shares publicly traded. The most likely scenario for a possible business arrangement would involve the acquisition of, or merger with, a non-public operating business that does not need additional capital.

         Evaluation. Once the Company has identified a particular non-public entity as a potential acquisition or merger candidate, management will seek to determine whether acquisition or merger is warranted or whether further investigation is necessary. Such determination will generally be based on management's knowledge and experience, or with the assistance of outside advisors and consultants evaluating the preliminary information available to them. Management may elect to engage outside independent consultants to perform preliminary analysis of potential business opportunities. However, because of the Company's limited capital, it may not have the necessary funds for a complete and exhaustive investigation of any particular opportunity. In evaluating such potential business opportunities, the Company will consider, to the extent relevant to the specific opportunity, several factors including potential benefits to the Company and its shareholders; working capital, financial requirements and availability of additional financing; history of operation, if any; nature of present and expected competition; quality and experience of management; need for further research, development or exploration; potential for growth and expansion; potential for profits; and other factors deemed relevant to the specific opportunity. Because the Company has not made any agreement for a specific business opportunity as of the date hereof, there are certain unidentified risks that cannot be adequately expressed prior to the identification of a specific business opportunity. There can be no assurance following consummation of any acquisition or merger that the business venture will develop into a going concern or, if the business is already operating, that it will continue to operate successfully. Many of the potential business opportunities available to the Company may involve new and untested products, processes or market strategies which may not ultimately prove successful.

         Form of Potential Acquisition or Merger. The Company cannot currently predict the manner in which it might participate in a prospective business opportunity. Each separate potential opportunity will be reviewed and, upon the basis of that review, a suitable legal structure or method of participation will be chosen. The particular manner in which the Company participates in a specific business opportunity will depend upon the nature of that opportunity, the respective needs and desires of the Company and management of the opportunity, and the relative negotiating strength of the parties involved. Actual participation in a business venture may take the form of an asset purchase, lease, joint venture, license, partnership, stock purchase, reorganization, merger or consolidation. The Company may act directly or indirectly through an interest in a partnership, corporation, or other form of organization; however, the Company does not intend to participate in opportunities through the purchase of minority stock positions.

         Because of the Company's current status, it is likely that any potential merger or acquisition with another operating business will require substantial dilution of the Company's existing shareholders. There could also be a change in control of the Company, with the incoming owners of the targeted merger or acquisition candidate taking over control of the Company. Management has not established any guidelines as to the amount of control it will offer to prospective business opportunity candidates, since this issue will depend to a large degree on the economic strength and desirability of each candidate, and relative bargaining power of the parties. However, management will endeavor to negotiate the best possible terms for the benefit of the Company's shareholders as the case arises.

         If a private sale of the Company's securities is deemed appropriate in the future, management will endeavor to acquire funds on the best terms available to the Company. However, there can be no assurance that the Company will be able to obtain funding when and if needed, or that such funding, if available, can be obtained on terms reasonable or acceptable to the Company.

         In the event of a successful acquisition or merger, a finder's fee, in the form of cash or securities of the Company, may be paid to persons instrumental in facilitating the transaction. The Company has not established any criteria or limits for the determination of a finder's fee, although most likely an appropriate finder's fee will be negotiated between the parties, including the potential business opportunity candidate, based upon economic considerations and reasonable value as estimated and mutually agreed at that time. A finder's fee would generally be payable upon completion of the proposed acquisition or merger in the normal case, and management does not contemplate any other arrangement at this time. Management has not actively undertaken a search for, or retention of, any finder's fee arrangement with any person. It is possible that a potential merger or acquisition candidate would have its own finder's fee arrangement, or other similar business brokerage or investment banking arrangement, whereupon the terms may be governed by a pre-existing contract, and in such case, the Company may be limited in its ability to affect the terms of compensation.

Competition

         The Company will face competition in its desire to merge with an operating company from other small public companies with similar objectives. In recent years, an increasing number of companies have avoided the traditional initial public offering process in favor of a reverse merger with a public entity having assets and businesses ranging from nothing to substantial revenues and operations. The Company believes that its history as an operating company, subsequent attempts to engage in a new business, and its current balance sheet will enable it to achieve a reverse merger with fewer regulatory hurdles than could be accomplished by a "blank check" public company having no assets or operating history.

Additional Information

         We are subject to the informational requirements of the Exchange Act and, in accordance with the Exchange Act, we file reports, proxy statements and other information, including annual reports on Form 10-KSB and quarterly reports on Form 10-QSB, with the SEC. Reports and other information that we file can be inspected and copied at the public reference facilities maintained at the SEC at Room 1024, 450 Fifth Street, N.W., Washington, D.C., 20549. Copies of these materials can be obtained upon written request addressed to the SEC, Public Reference Section, 450 Fifth Street, N.W., Washington, D.C. 20549, at prescribed rates. The public may obtain information on the operation of the Public Reference Section by calling the SEC at 1-800-SEC-0330. The SEC also maintains a web site on the Internet where reports, proxy and information statements and other information regarding issuers that file electronically with the SEC through the Electronic Data Gathering, Analysis and Retrieval System may be obtained free of charge. The address of the site is http://www.sec.gov.

Item 2.  Description of Property

         Our offices are located at 2591 Dallas Parkway, Suite 102, Frisco, Texas, 75034, which are the offices of Halter Capital Corporation, our controlling shareholder. We are not obligated for any rent expense. The offices are furnished to us on a rent-free basis. Our previous offices were located at the residence of Ms. Lisa R. Powell, our former sole executive officer and director and an 81% stockholder of Rub A Dub Soap, located at 13279 West Ohio Avenue, Lakewood, Colorado, 80228.

Item 3.  Legal Proceedings

         As of the date of this report, we know of no other legal proceedings to which we are a party or to which any of our property is the subject, which are pending, threatened or contemplated, or any unsatisfied judgments against us.

Item 4.  Submission of Matters to a Vote of Security Holders

         On March 16, 2006, the stockholders approved the re-incorporation of the Company in Nevada and in connection therewith a one-for-ten reverse split of the Company's common stock effective April 17, 2006. To effectuate the reincorporation, on April 4, 2006, the Company merged with newly formed Rub a Dub Soap, Inc., incorporated in the State of Nevada.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

Market Information

         Our common stock is traded on the NASD's Over-the-Counter Bulletin Board under the symbol "RUBD".

         The following table sets forth, for the quarters indicated, the range of closing high and low bid prices of our common stock as reported by the NASD Over-the-Counter Bulletin Board, as adjusted for all previously effected stock splits.

         The quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

Quarter Ended:

 2006                  High            Low
 ----                  ----            ---

May  31              $  2.30        $  0.12
Feb. 28                 3.00           1.50

 2005
 ----

Nov. 30                 7.50           2.10
Aug. 31                 3.00           3.00
May  31                 --             --
Feb. 28                 --             --

 2004
 ----

Nov. 30                 --             --
Aug. 31                 --             --

Holders

         As of July 10, 2006, we had 54 stockholders of record holding an aggregate of 430,282 issued and outstanding shares of our common stock.

Dividends

         We have never paid any dividends, and we do not anticipate any stock or cash dividends on our common stock in the foreseeable future.

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

         The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the Commission, which:

         o contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;

         o contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of the Securities Act of 1934, as amended;

         o contains a brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and the significance of the spread between the bid and ask price;

         o        contains  a  toll-free   telephone  number  for  inquiries  on
                  disciplinary actions;

         o defines significant terms in the disclosure document or in the conduct of trading penny stocks; and

         o contains such other information and is in such form (including language, type, size and format) as the Securities and Exchange Commission shall require by rule or regulation;

         The broker-dealer also must provide, prior to effecting any transaction in a penny stock, to the customer:

         o        the bid and offer quotations for the penny stock;

         o the compensation of the broker-dealer and its salesperson in the transaction;

         o the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and

         o monthly account statements showing the market value of each penny stock held in the customer's account.

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

Recent Sales of Unregistered Securities

         On April 19, 2006, the company issued 55,000 shares to Kevin Halter, Jr. at a price of $0.001 per share, as compensation for causing the company's reorganization. Such issuance was exempt under Section 4(2) of the Securities Act.

Item 6.  Management's Discussion and Analysis or Plan of Operation

Results of Operations

         During the fiscal year ended May 31, 2006, we generated revenues of $442 compared to $1,873 for the year ended May 31, 2005.

         For the fiscal year ended May 31, 2006, we incurred a net loss of $72,469 or $0.19 per share, versus a net loss of $32,725 or $0.09 per share for the year ended May 31, 2005. Said losses were due to professional and legal fees associated with the Public Company.

Discontinued Operations

         As a result of the change in control and the disposal of business the specialty soap business, which was the Company's primary business since inception in September 28, 2001, was effectively returned to the previous owner.

         The Company accounted for the disposal of the specialty soap business in accordance with Statement of Financial Accounting Standard (SFAS) No. 144 Accounting for the Impairment or Disposal of Long-lived Assets. Because the Company will have no significant continuing involvement in the specialty soap business, the operations and cash flows of the business have been reported in the Company's financial statements in discontinued operations, for all periods presented.

         Discontinued operations consists of the following:

                                                    Year Ended      Year Ended
                                                   May 31, 2006    May 31, 2005
                                                   ------------    ------------
         Revenues                                  $        442    $      1,873
         Expenses                                        (8,323)        (10,315)
                                                   ------------    ------------
         Loss from discontinued operations         $     (7,881)   $     (8,442)
                                                   ============    ============

Plan of Operations

         Since all of our operations were discontinued as of February 21, 2006, our business plan is to attempt to locate a new business (operating company), that may desire to go public through a merger rather than through its own public stock offering. Our search will be directed toward enterprises who will have the potential for listing our common stock on an exchange such as NASDAQ or the American Stock Exchange. During this process on going expenses will be paid by Halter Capital Corporation.

Liquidity and Capital Resources

         Our net cash and cash equivalents were $-0- as of May 31, 2006, compared to $41 as of May 31, 2005.

         Net cash used in continuing operating activities totaled ($46,742) as of May 31, 2006. Net cash used in continuing operating activities was ($28,652) for the year ended May 31, 2005.

         Our net cash provided by financing activities was $46,701 for the year ended May 31, 2006, compared to $14,500 for the year ended May 31, 2005.

         During the date from which the Company was purchased (February 22, 2006) through May 31, 2006, the principal shareholder incurred certain legal expenses on behalf of the Company. The expenses, totaling $8,258 were recorded as general and administrative expenses with a corresponding credit to paid-in capital.

Future Obligations

         The Company has no indebtedness or future contractual financial obligations.

New Accounting Pronouncements

         In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, "an amendment of ARB No. 43, Chapter 4," "SFAS 151") which clarifies the types of costs that should be expensed rather than capitalized as inventory. SFAS 151 also clarifies the circumstances under which fixed overhead costs associated with operating facilities involved in inventory processing should be capitalized. The provisions of SFAS 151 are effective for fiscal years beginning after June 15, 2005 and the company adopted this standard in the three months ending March 31, 2006. SFAS 151 did not have a significant impact on the companies consolidated financial statements.

         In December 2004, the FASB issued SFAS No. 123 (Revised 2004), "Share-Based Payment," "SFAS 123R" a revision to FASB Statement 123, "Accounting for Stock-Based Compensation" and this statement supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. SFAS 123R is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005 and the company has implemented SFAS 123R in the first quarter of fiscal 2006. The company expects that SFAS 123R will have a significant impact on its consolidated financial statements.

         In March 2005, the SEC released SAB 107, "Share-Based Payments" ("SAB 107"). The interpretations in SAB 107 express views of the SEC staff regarding the interaction between SFAS 123R and certain SEC rules and regulations, and provide the staff's views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB 107 provides guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS 123R in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based arrangements upon adoption of SFAS 123R, the modification of employee share options prior to the adoption of SFAS 123R and disclosures in Management's Discussion and Analysis subsequent to the adoption of SFAS 123R. SAB 107 requires stock-based compensation be classified in the same expense lines as cash compensation is reported for the same employees. The company has implemented SAB 107 in the first quarter of fiscal 2006, in conjunction with SFAS 123R. The company expects that SAB 107 will have a significant impact on our consolidated financial statements.

         In  December  2004,  the  FASB  issued  SFAS  No.  153,  "Exchanges  of
Nonmonetary Assets--An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions" ("SFAS 153"). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, "Accounting for Nonmonetary Transactions," and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for the fiscal periods beginning after December 15, 2005 and the company adopted this standard in the three months ending March 31, 2006. SFAS 153 did not have a significant impact on the company's consolidated financial statements.

         In June 2005, the FASB issued SFAS No. 154 "Accounting Changes and Error Corrections," ("SFAS 154"), a replacement of APB Opinion No. 20, "Accounting Changes", and SFAS No. 3 "Reporting Accounting Changes in Interim Financial Statements." SFAS 154 applies to voluntary changes in accounting principle and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods' financial statement of a voluntary change in accounting principle unless it is impracticable. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors made occurring in fiscal years beginning after June 1, 2005. The company adopted SFAS 154 effective December 15, 2005. SFAS 154 did not have a significant impact on the companies consolidated financial statements.

         In February 2006, the FASB issued SFAS No. 155, which is an amendment of SFAS No. 133 and 140. This statement; a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, b) clarifies which interest- only strip and principal-only strip are not subject to the requirements of SFAS No. 133, c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation,
d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, e) amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of this statement is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued any financial statements for that fiscal year. SFAS No. 155 is not expected to have a significant impact on the company's consolidated financial statements.

         In March 2006, the FASB issued SFAS No. 156, which amends SFAS No. 140. This statement establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities. This statement amends SFAS No. 140 to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. SFAS No. 156 permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. An entity that uses derivative instruments to mitigate the risks inherent in servicing assets and servicing liabilities is required to account for those derivative instruments at fair value. Under SFAS No. 156, an entity can elect subsequent fair value measurement to account for its separately recognized servicing assets and servicing liabilities. By electing that option, an entity may simplify its accounting because this statement permits income statement recognition of the potential offsetting changes in fair value of those servicing assets and servicing liabilities and derivative instruments in the same accounting period. SFAS No. 156 is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of SFAS No. 156 is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued any financial statements for that fiscal year. SFAS No. 156 is not expected to have a significant impact on the companies consolidated financial statements.

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

         Our financial statements have been prepared in accordance with generally accepted accounting principles, which require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosures. A summary of these significant accounting policies can be found in the Notes to Consolidated Financial Statements included in this Form 10-KSB. The estimates used by management are based upon our historical experiences combined with management's understanding of current facts and circumstances. Certain of our accounting policies are considered critical as they are both important to the portrayal of our financial condition and the results of our operations and require significant or complex judgments on our part.

Item 7.  Financial Statements

         Our Financial Statements and the related notes are set forth commencing on F-1 attached hereto.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

         On June 30, 2006, Registrant filed a Form 8-K reporting that it had dismissed Cordovano & Honeck as its auditors and had replaced them with Sherb & Co., LLP. There were no disagreements with prior audits described in such report.

Item 8A.  Controls and Procedures

Introduction

         "Disclosure Controls and Procedures" are defined in Exchange Act Rules 13a-15(e) and 15d-15(e) as the controls and procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act are recorded, processed, summarized, and reported, within the time period specified by the SEC's rules and forms. Disclosure Controls and Procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including its principle executive and principal financial officers.

         "Internal Control Over Financial Reporting" is defined in Exchange Act Rules 13a-15(f) and 15d-15(f) as a process designed by, or under the supervision of, an issuer's principal executive and principal financial officers, or persons performing similar functions, and effected by an issuer's board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of an issuer; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the issuer's assets that could have a material adverse effect on the financial statements.

         We have endeavored to design our Disclosure Controls and Procedures and Internal Controls over Financial Reporting to provide reasonable assurances that their objectives will be met. A control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that its objectives will be met. All control systems are subject to inherent limitations, such as resource constraints, the possibility of human error, lack of knowledge or awareness, and the possibility of intentional circumvention of these controls. Furthermore, the design of any control system is based, in part, upon assumptions about the likelihood of future events, which assumptions may ultimately prove to be incorrect. As a result, we cannot assure you our control system will detect every error or instance of fraudulent conduct, including an error or instance of fraudulent conduct which could have a material adverse impact on our operations or results.

Changes in Internal Control over Financial Reporting

         During the fiscal year ended May 31, 2006, there were no changes in our Internal Control Over Financial Reporting that has materially affected, or is reasonably likely to materially affect, our Internal Control Over Financial Reporting.

Evaluation of Disclosure Controls and Procedures

         The Company's management, with the participation of our Chief Executive Officer and Chief Financial and Accounting Officer, whom are related to each other and are the sole officers and employees, have evaluated the effectiveness of our Disclosure Controls and Procedures as of May 31, 2006. Based on this evaluation, our Chief Executive Officer and Chief Financial and Accounting Officer have concluded that, as of May 31, 2006, our Disclosure Controls and Procedures were designed to ensure that material information relating to the Company is made known to our Chief Executive Officer and Chief Financial and Accounting Officer by others with in the Company, particularly during the period in which this report was being prepared.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

Directors and Executive Officers

         Set forth below are the names, ages, positions with Rub A Dub Soap and business experience of our directors and executive officers.

     Name             Age      Positions with Company       Date of Commencement
     ----             ---      ----------------------       --------------------
Kevin B. Halter, Jr.  46    President and Director, Chief   February 2006
                            Executive Officer
Pam J. Halter         51    Secretary, Treasure, Director   February 2006
                            and Chief Financial Officer

         Pam J. Halter is the step-mother of Kevin B. Halter, Jr.

Business Experience

         Kevin B.  Halter,  Jr.  has  served as  President  and  Director  since
February 21, 2006. Since 1987, he has been President of Securities Transfer Corporation, an SEC registered stock transfer company. He has been a vice president and director of Halter Capital Corporation since 1987. From August 4, 1998, until February 27, 2004, he was a Director and Secretary-Treasurer of Millennia Tea Masters, Inc., now known as VoIP, Inc. From January 31, 2005, until March 2005 he was President and a Director of Meditech, Inc., now known as Deli Solar (USA) Inc. From March 30, 2005, until January 30, 2006, he was President and a Director of Strong Technical, Inc., now known as Zhongpin, Inc. From October 18, 2005, until December 7, 2005, he was President and a Director of General Devices, Inc.

         Pam J. Halter has served as Secretary and Director of the Company since February 21, 2006. Since 2000 she has been the President, CEO and a director of Thoroughbreds, Inc. From March 2000 until March 2003, Ms. Halter was President, CEO and a director of Doblique, Inc., a company engaged in the thoroughbred racing business. From October 18, 2005, until December 7, 2005, she was a Director and Secretary-Treasurer of General Devices, Inc. From January 30, 2005, until January 30, 2006, she was a Director and Secretary-Treasurer of Strong Technical, Inc., now known as Zhongpin, Inc.

         General Devices, Inc., Strong Technical, Inc., Meditech, Inc. and Rub A Dub Soap, Inc. were all publicly traded shell companies, whose control was acquired by Halter Capital Corporation for the purpose of combining with an operating business without the need to do a traditional initial public offering.

General

         Directors hold office until the next annual meeting of our stockholders and until their successors have been elected and qualify. Officers serve at the pleasure of the Board of Directors. Mr. Halter devotes approximately 10% of his time to our business and affairs. Ms. Halter is expected to devote such time to our business and affairs as is necessary to perform her responsibilities as an officer and director of Rub A Dub Soap. Set forth below under "Business
Experience" is a description of the business experience of our executive officers and directors. No organization with which Mr. Halter and Ms. Halter is or has been previously employed, affiliated or otherwise associated, is or has been affiliated with us.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

         Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial statements of beneficial ownership on Form 3, reports of changes in ownership on Form 4 and annual reports concerning their ownership on Form 5. Executive officers, directors and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all
Section 16(a) reports they file. To the best of our knowledge, our executive officers, directors and greater than 10% beneficial owners of our common stock, have complied with the Section 16(a) filing requirements applicable to them during the fiscal year ended May 31, 2006.

Corporate Governance

         The Board maintains no separate audit committee or compensation committee. The Board of Directors performs such functions.

Item 10.  Executive Compensation

         The Company has paid no compensation to its officers and directors during the past three fiscal years other than a $600 payment in fiscal 2003 to Lisa R. Powell, the former President of the Company in form of Other Annual Compensation.

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth certain information regarding the ownership of our common stock as of July 10, 2006, by each stockholder known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, each director and executive officer and all directors and executive officers as a group. Under the General Rules and Regulations of the

SEC, a person is deemed to be the beneficial owner of a security if the person has or shares the power to vote or direct the voting, or dispose or direct the disposition, of the security. Each stockholder named in the table has sole voting and investment power with respect to the shares beneficially owned.

                                             Shares
      Name and Address of                Beneficially     Percent
       Beneficial Owner                      Owned        of Class
       ----------------                      -----        --------

Kevin B. Halter, Jr.                        195,001         45.3
2591 Dallas Parkway, Suit 102
Frisco, Texas  75034

Pam J. Halter                                  0             0
2591 Dallas Parkway, Suite 102
Frisco, Texas  75034

Halter Capital Corporation                  280,002         65.1
2591 Dallas Parkway, Suite 102
Frisco, Texas  75034+

All Executive Officers and                  280,002         65.1
Directors as a Group (two persons)

         Kevin B. Halter, Jr. owns 50% of Halter Capital Corporation; 50% of Halter Capital Corporation's stock ownership is included in his holdings, namely 140,001 shares.

         As of July 5, 2006, there were 430,282 shares of common stock issued and outstanding. We have no compensation plans (including individual compensation arrangements) under which shares of our common stock are authorized for issuance.

Item 12.  Certain Relationships and Related Transactions

         None.

Item 13.  Exhibits and Reports on Form 8-K

         (a) The exhibits required by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated by reference in, or filed with, this Report, as follows:

         Item
        Number                              Description
        ------                              -----------

         *2.1     Plan and  Agreement  of  Merger  of Rub A Dub  Soap,  Inc.,  a
                  Colorado corporation, into Rub A Dub Soap, Inc., a Nevada corporation, dated March 16, 2006.

         *3.1 Articles of Incorporation of Rub A Dub Soap, Inc., a Nevada corporation.

         *3.2     Bylaws of Rub A Dub Soap, Inc., a Nevada corporation

         14.0 Code of Ethics. (incorporated by reference to Exhibit 14.0 to Form 10-KSB for year ended May 31, 2004)

         21.0     Subsidiaries of Rub A Dub Soap, Inc. - None

         *31.1 Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

         *31.2 Certification of the Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

         *32.1 Certification of Chief Executive Officer under 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         *32.2 Certification of Chief Financial Officer under 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

------------------
*        Filed herewith

Item 14.  Principal Accountant Fees and Services.

         The Board of Directors has appointed Sherb & Co., LLP as the Company's independent auditors for 2006. Such auditors assumed their duties on June 30, 2006, when they replaced Cordovano & Honeck, LLP as auditors.

         For 2005, Cordovano & Honeck, LLP billed the Company for the services described below:

         Audit Fees. Cordovano & Honeck, LLP fees for the review of interim financial statements for the quarters ended February 28, 2006, were $4,693.75. Cordovano & Honeck, LLP also billed fees of $4,205.00 in connection with the Company's audit for the year ended 2005. A retainer of $7,500.00 was paid to Sherb & Co., LLP for their audit work for the year ended May 31, 2006.

                              RUB A DUB SOAP, INC.

                              Financial Statements

                              May 31, 2006 and 2005

       (with Independent Registered Public Accounting Firm Report Thereon)


                              RUB A DUB SOAP, INC.

                          Index to Financial Statements

                                                                            Page
                                                                            ----


Reports of Independent Registered Public Accounting Firm                     F-2

Balance Sheet                                                                F-4

Statements of Operations                                                     F-5

Statement of Changes in Shareholders' Equity                                 F-6

Statement of Cash Flows                                                      F-7

Notes to Financial Statements                                                F-8

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Rub A Dub Soap, Inc.

We have audited the accompanying balance sheets of Rub A Dub Soap, Inc. (a development stage enterprise) as of May 31, 2006 and the related statements of operations, stockholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of Rub A Dub Soap, Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rub A Dub Soap, Inc. as of May 31, 2006 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Rub A Dub Soap, Inc. will continue as a going concern. As discussed in Note 4 to the financial statements, Rub A Dub Soap, Inc. is a development stage company that has suffered recurring losses from operations that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Sherb & Co., LLP
New York, New York
July 28, 2006

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors and Shareholders of Rub A Dub Soap, Inc.

We have audited the accompanying balance sheet of Rub A Dub Soap, Inc. as of May 31, 2005, (not separately provided herein), and the related statements of operations, changes in shareholders' deficit, and cash flows for the year ended May 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company emerged from the development stage in June 2004.

/s/ Cordovano and Honeck LLP
----------------------------

Cordovano and Honeck LLP
Englewood, Colorado
September 8, 2005

                              RUB A DUB SOAP, INC.

                          (A Development Stage Company)
                                  Balance Sheet
                                  May 31, 2006

                                     Assets



       Total Assets                                                   $    --
                                                                      ---------


                              Stockholders' Equity

Stockholders'equity :
   Common stock , $.001 par value.  authorized 100,000,000 shares,
              issued and outstanding 430,282 shares                         430
   Additional paid-in capital                                           231,871
   Accumulated deficit                                                 (218,043)
   Deficit accumulated during the development stage                     (14,258)
                                                                      ---------





             Total stockholder's equity                               $    --
                                                                      ---------
















                 See accompanying notes to financial statements


                              RUB A DUB SOAP, INC.
                          (A Development Stage Company)

                            Statements of Operations


                                                                                                For the
                                                                                               development
                                                                                              Stage period
                                                                   For the Years Ended            from
                                                                         May 31,              February 22,
                                                              ----------------------------       2006 to
                                                                  2006            2005        May 31, 2006
                                                              ------------    ------------    ------------
Net sales                                                     $       --      $       --      $       --
Cost of sales                                                         --              --              --
                                                              ------------    ------------    ------------
       Gross profit                                                   --              --              --

   General and administrative expenses                              46,679          24,283          14,258

   Stock-based compensation:
       litigation expense                                           15,500            --              --

   Other litigation expense                                          2,409            --              --


   Interest expense                                                   --              --
                                                              ------------    ------------    ------------
     Total costs and expenses                                       64,588          24,283          14,258
                                                              ------------    ------------    ------------

            Loss from continuing operations before
            income taxes                                           (64,588)        (24,283)        (14,258)

        Provision for income taxes                                    --              --              --
                                                              ------------    ------------    ------------

        Net loss from continuing operations                        (64,588)        (24,283)        (14,258)
                                                              ------------    ------------    ------------

Discontinued operations:
        Loss from operations of discontinued component
            (including loss on disposal of -0-), net of tax         (7,881)         (8,442)           --
                                                              ------------    ------------    ------------

        Loss on discontinued operations                             (7,881)         (8,442)           --
                                                              ------------    ------------    ------------

Net loss                                                      $    (72,469)   $    (32,725)   $    (14,258)
                                                              ============    ============    ============


Basic and diluted loss per share                              $      (0.19)   $      (0.09)   $      (0.04)
                                                              ============    ============    ============


Weighted average common shares outstanding                         380,697         370,280         401,532
                                                              ============    ============    ============




                 See accompanying notes to financial statements


                              RUB A DUB SOAP, INC.
                          (A Development Stage Company)

                  Statements of Changes in Stockholders' Equity


                                                                                                  Deficit
                                                                                                accumulated
                                             Common stock          Additional                     during
                                       -------------------------     paid-in     Accumulated    development
                                          Shares        Amount       capital       deficit         stage          Total
                                       -----------   -----------   -----------   -----------    -----------    -----------
   Balance at May 31, 2004                 370,282   $       370   $   149,230   $  (127,108)   $      --      $    22,492


Net loss                                      --            --            --         (32,725)          --          (32,725)
                                       -----------   -----------   -----------   -----------    -----------    -----------


   Balance at May 31, 2005                 370,282           370       149,230      (159,832)          --          (10,232)
Common stock issued in
   settlement of litigation ($3.00          15,500
   per share)                                5,000             5        15,495          --             --


Capital contribution                          --            --          52,943          --             --           52,943
Contribution by principal                    8,258
   stockholder                                --            --           8,258          --             --


Common stock issued ($.12 per share)        55,000            55         5,945          --             --            6,000


Net loss                                      --            --            --         (58,211)       (14,258)       (72,469)
                                       -----------   -----------   -----------   -----------    -----------    -----------
   Balance at May 31, 2006                 430,282   $       430   $   231,871   $  (218,043)   $   (14,258)   $      --
                                       ===========   ===========   ===========   ===========    ===========    ===========



















                 See accompanying notes to financial statements


                              RUB A DUB SOAP, INC.
                          (A Development Stage Company)

                            Statements of Cash Flows

                                                                                        For the period
                                                                                             from
                                                          For the Year Ended             February 22,
                                                                 May 31,                    2006
                                                    --------------------------------    (inception) to
                                                         2006              2005          May 31, 2006
                                                    --------------    --------------    --------------
Net cash used in operating activities:
       Net loss                                     $      (72,469)   $      (32,725)   $      (14,258)
          Adjustments to reconcile net loss to
          Net cash used in operating activities:
       Common stock issued in settlement                    15,500              --                --
       Stock based compensation                              6,000              --               6,000
       Discontinued operations                               4,227             4,073              --
                                                    --------------    --------------    --------------
                                                           (46,742)          (28,652)           (8,258)
                                                    --------------    --------------    --------------

       Cash flows from financing activities:
          Proceeds (repayment) of note payable              (6,000)            6,000              --
          Proceeds of related party note payable            52,943              --                --
          Contribution by principal                          8,258              --               8,258
          Repayment of related party note payable           (8,500)            8,500              --
                                                    --------------    --------------    --------------

Net cash provided by financing activities                   46,701            14,500             8,258
                                                    --------------    --------------    --------------


Net change in cash and cash equivalents                        (41)          (14,152)             --

Cash, beginning of period                                       41            14,193              --
                                                    --------------    --------------    --------------

Cash, end of period                                 $         --      $           41    $         --
                                                    ==============    ==============    ==============

Supplemental disclosure of cash flow information:
    Cash paid for:
       Interest                                     $         --      $         --      $         --
                                                    ==============    ==============    ==============
       Income taxes                                 $         --      $         --      $         --

Non-cash financing and investing activities:
       Contribution of related party note
       payable to capital                           $       52,943    $         --      $         --
                                                    ==============    ==============    ==============





                 See accompanying notes to financial statements

                                A DUB SOAP, INC.
                          (A Development Stage Company)

                          Notes to Financial Statements


Note 1:  Summary of Significant Accounting Policies

Organization and Basis of Presentation

Until February 21, 2006 Rub A Dub Soap, Inc.("the Company") was engaged in the online retailing of handmade, natural, vegetable-based soaps and gift baskets. As a small online retailer of soaps, we were dedicated to serving the natural product enthusiast with a variety of handmade, natural, herbal soaps and gift baskets. Our products were featured on our web site, which is no longer operational.

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

Income Taxes

Pursuant to Statement of Financial Accounting Standards No. 109 (`SFAS 109') Accounting for Income Taxes, the Company accounts for income taxes under the liability method. Under the liability method, a deferred tax asset or liability is determined based upon the tax effect of the differences between the financial statement and tax basis of assets and liabilities as measured by the enacted rates, which will be in effect when these differences reverse.

Stock based Compensation

The Company accounts for stock-based compensation arrangements in accordance with Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of Accounting Principle Board ("APB) Opinion No. 25 and provide pro forma net earnings (loss) disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), "Share-Based Payment," "SFAS 123R" a revision to FASB Statement 123, "Accounting for
Stock-Based Compensation" and this statement supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. SFAS 123R is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005 and the company has implemented SFAS 123R in the first quarter of fiscal 2006.

New Accounting Pronouncements

In March 2005, the SEC released SAB 107, "Share-Based Payments" ("SAB 107"). The interpretations in SAB 107 express views of the SEC staff regarding the interaction between SFAS 123R and certain SEC rules and regulations, and provide the staff's views regarding the valuation of share-based payment arrangements for public companies. In particular, SAB 107 provides guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods (including assumptions such as expected volatility and expected term), the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS 123R in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based arrangements upon adoption of SFAS 123R, the modification of employee share options prior to the adoption of SFAS 123R and disclosures in Management's Discussion and Analysis subsequent to the adoption of SFAS 123R. SAB 107 requires stock-based compensation be classified in the same expense lines as cash compensation is reported for the same employees. The company has implemented SAB 107 in the first quarter of fiscal 2006, in conjunction with SFAS 123R. SAB 107 is not expected to have a significant impact on the company's financial statements.

In  December  2004,  the FASB issued SFAS No.  153,  "Exchanges  of  Nonmonetary
Assets--An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions" ("SFAS 153"). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, "Accounting for Nonmonetary Transactions," and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for the fiscal periods beginning after December 15, 2005 and the company adopted this standard in the three months ending March 31, 2006. SFAS 153 is not expected to have a significant impact on the company's financial statements.

In June 2005, the FASB issued SFAS No. 154 "Accounting Changes and Error Corrections," ("SFAS 154"), a replacement of APB Opinion No. 20, "Accounting Changes", and SFAS No. 3 "Reporting Accounting Changes in Interim Financial Statements." SFAS 154 applies to voluntary changes in accounting principle and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods' financial statement of a voluntary change in accounting principle unless it is impracticable. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors made occurring in fiscal years beginning after June 1, 2005. The company adopted SFAS 154 effective December 15, 2005. SFAS 154 is not expected have a significant impact on the company's financial statements.

In February 2006, the FASB issued SFAS No. 155, which is an amendment of SFAS No. 133 and 140. This statement; a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, b) clarifies which interest- only strip and principal-only strip are not subject to the requirements of SFAS No. 133, c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation,
d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, e) amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of this statement is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued any financial statements for that fiscal year. SFAS No. 155 is not expected to have a significant impact on the company's financial statements.

In March 2006, the FASB issued SFAS No. 156, which amends SFAS No. 140. This statement establishes, among other things, the accounting for all separately recognized servicing assets and servicing liabilities. This statement amends SFAS No. 140 to require that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. SFAS No. 156 permits, but does not require, the subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value. An entity that uses derivative instruments to mitigate the risks inherent in servicing assets and servicing liabilities is required to account for those derivative instruments at fair value. Under SFAS No. 156, an entity can elect subsequent fair value measurement to account for its separately recognized servicing assets and servicing liabilities. By electing that option, an entity may simplify its accounting because this statement permits income statement recognition of the potential offsetting changes in fair value of those servicing assets and servicing liabilities and derivative instruments in the same accounting period. SFAS No. 156 is effective for financial statements for fiscal years beginning after September 15, 2006. Earlier adoption of SFAS No. 156 is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued any financial statements for that fiscal year. SFAS No. 156 is not expected to have a significant impact on the company's financial statements.

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

At May 31, 2006, there was no variance between basic and diluted loss per share as there were no potentially dilutive common shares outstanding. All per share data has been restated to reflect the one for ten reverse stock-split effectuated in March 2006.

Note 2:  Change of Control and Disposal of Business

On February 21, 2006, the controlling shareholder, Ms. Powell, sold 280,000 shares (post-split) of common stock of the Company to Halter Capital Corporation, representing 74.6% of the outstanding shares of the Company. As a result of the sale, there was a change in control of the Company. The purchase price of the shares was $12,505 to Ms. Powell and $513,495 to others. Ms. Powell was obligated to pay all existing debts and other obligations of the Company, which totaled approximately $57,500. In addition, the Company transferred and assigned all cash, cash equivalents, prepaid expenses, inventory and accounts receivable, having a book value of $6,468 and all other intangible assets associated with the former disposal of business of the Company to Ms. Powell, in exchange for her resignation and release of all claims. Costs of the transaction were charged to expense.

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

Because Ms. Powell  controlled  the Company prior to the stock sale described in
Note 2, no gain or loss from the disposal of the specialty soap business has been recognized in operations, due to the related party nature of the transaction. Accordingly, the net liabilities transferred to Ms. Powell have been accounted for as a capital transaction.

Discontinued operations consists of the following:

                                                    Year Ended      Year Ended
                                                   May 31, 2006    May 31, 2005
                                                   ------------    ------------
         Revenues                                  $        442    $      1,873
         Expenses                                        (8,323)        (10,315)
                                                   ------------    ------------
         Loss from discontinued operations         $     (7,881)   $     (8,442)
                                                   ============    ============

Note 4:  Development Stage Company

Following February 22, 2006, the Company re-entered the development stage and became a development stage enterprise in accordance with SFAS No. 7, Accounting and Reporting by Development Stage Enterprises. The $14,258 loss recognized by the Company from February 22, 2006 through February 28, 2006, is included in the accompanying financial statements as "deficit accumulated during development stage."

The Company currently maintains no business operations and is a shell company in search of a suitable merger candidate.

Note 5:  Going Concern

The Company is a development stage company with limited operations, and no substantial continuing source of revenues. Present operations require substantial capital and until revenues are sufficient to fund ongoing operations, we will be highly dependent on external sources of financing to allow us the opportunity to find a suitable operating entity. Rub A Dub Soap, Inc. has no internal sources of liquidity and does not expect to generate any positive cash flows in the immediate future. These conditions raise substantial doubt about its ability to continue as a going concern.

Note 6:  Related Party Transactions

During the date from which the Company was purchased (February 22, 2006) through May 31, 2006, the principal shareholder incurred certain legal expenses on behalf of the Company. The expenses, totaling $8,258 were recorded as general and administrative expenses with a corresponding credit to paid-in capital.

At May 31, 2005, the Company owed a related party $8,500 for an advance made. The advances were non interest bearing, unsecured and due on demand. During the six months ended November 30, 2005 the same related party and additional related parties advanced the Company an additional $36,466. On November 30, 2005, the balance of $44,966 were converted into unsecured promissory notes bearing interest at 4% per year, due on demand. These amounts, including interest were contributed to capital.

Note 7:  Income taxes

The following is a reconciliation of the Statutory Federal income tax rate of 35% to the effective rate.

                                                             2006        2005
                                                           --------    --------
Federal income tax (benefit) at statutory rate             $(25,000)   $(11,000)
State income tax (benefit), net of Federal affect            (2,000)     (1,000)
Permanent differences - stock based compensation               8000         -0-
Change in valuation allowance                                19,000      12,000
                                                           --------    --------
                                                           $    -0-    $    -0-
                                                           ========    ========

As of May 31, 2006, the Company has net operating losses totaling approximately $123,000, which have been fully reserved as the utilization of these losses is unlikely. In addition, any future changes in ownership, as defined in section 382 of the Internal Revenue Code, may further limit such utilization.

The following represents the Company's deferred tax assets as of May 31, 2006:

         Net operating losses                   $ 47,000
         Valuation allowance                     (47,000)
                                                --------
                                                $    -0-
                                                ========

Note 8:   Litigation Settlement - Common Stock issuance

During October 2005, the Company entered into a settlement agreement with its former attorney who had sued for back fees. Pursuant to the agreement, the Company paid its former attorney $9,000 in cash of which $6,000 was for the face amount of the two notes declared in previous filings and $591 was for the accrued interest on the notes and satisfied all obligations relating to the promissory notes payable to her. The Company also delivered to her 5,000 shares of its restricted common stock. The stock issuance was a non-cash transaction and was recorded at the market value of the Company's common stock on the transaction date. The parties have further stipulated for a dismissal with prejudice of any and all litigation pending between them. Stock-based compensation of $15,500 and other litigation expense of $2,409 were recorded in the accompanying financial statements for the year ended May 31, 2006.

Note 9:   Reverse Split of Common Stock

On March 16, 2006 the stockholders approved the re-incorporation of the Company in Nevada and in connection therewith a one-for-ten reverse split of the common stock that became effective April 17, 2006. To effectuate the reincorporation, on April 4, 2006 the Company merged with newly formed Rub a Dub Soap, Inc., incorporated in the State of Nevada. The reverse stock split is presented retroactive for all periods presented.

Note 10: - Common Stock issuance

During April 2006 the Company issued 55,000 shares of its post-reverse split common stock to Kevin B. Halter Jr., in exchange for cash in the amount of the par value per share ($0.001). The difference between the fair market value and the par value was recorded as compensation expense.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 15, 2006                             RUB A DUB SOAP, INC.


                                             /s/ Kevin Halter, Jr.
                                            ------------------------------------
                                            Kevin Halter, Jr., President
                                            Director and Chief Executive Officer


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

August 15, 2006


                                             /s/ Pam J. Halter
                                            ------------------------------------
                                             Pam J. Halter, Secretary
                                             Treasurer and Director (Principal),
                                             Financial and Accounting Officer)


August 15, 2006


                                             /s/ Kevin B. Halter, Jr.
                                            ------------------------------------
                                            Kevin B. Halter, Jr., President
                                            Chief Executive Officer and Director