Form 10QSB
period 2006-08-31
RUB A DUB SOAP INC
filed 2006-10-04
CIK 1169138

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended August 31, 2006

                        Commission file number 000-52142

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

                                 Yes [X] No [ ]

     As of October 2, 2006, registrant had outstanding 430,282 shares of the registrant's common stock, and the aggregate market value of such shares held by non-affiliates of the registrant (based upon the closing bid price of such shares as listed on the Over-the-Counter Bulletin Board on October 2, 2006) was approximately $31,142

     Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                      INDEX

                                                                            Page
                                                                            ----
 FINANCIAL INFORMATION



   Item 1.  Financial Statements (Unaudited)

   Balance Sheet.............................................................  3
   Statements of Operations..................................................  4
   Statements of Cash Flows..................................................  5
   Statement of Stockholders' Equity.........................................  6
   Notes to the Financial Statements.........................................  7



   Item 2.  Management's Discussion and Analysis or Plan of Operation........ 11



   Item 3.  Controls and Procedures.......................................... 13

       Item 4.  Submission of Matters to a Vote of Security Holders.......... 13

   Item 5.  Other information................................................ 13

       Item 6.  Exibits...................................................... 13

Signatures................................................................... 14

                              RUB A DUB SOAP, INC.
                          (A Development Stage Company)
                                  Balance Sheet
                                   (Unaudited)




                                 August 31, 2006

                                     Assets



Total assets ...........................................              $    --
                                                                      =========

                              Stockholders' Equity

Stockholders' deficit:
    Common stock,$.001 par value. Authorized 100,000,000
        Shares, issued and outstanding 430,282 shares ..                    430
    Additional paid-in capital .........................                245,500
    Accumulated deficit ................................               (218,043)
    Deficit accumulated during development stage .......                (27,887)
                                                                      ---------

               Total stockholders' equity ..............              $    --
                                                                      =========



















                 See accompanying notes to financial statements


                              RUB A DUB SOAP, INC.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)



                                                                                                 For the
                                                                                             Developmental
                                                                Three Months Ended            Stage Period
                                                                    August 31               February 22, 2006
                                                       ----------------------------------          to
                                                            2006               2005          August 31, 2006
                                                       ---------------    ---------------    ---------------
Revenue:
   Sales ...........................................   $          --      $          --      $          --

Costs and expenses:
   Cost of sales ...................................              --                 --                 --

   General and administrative expenses .............            13,629             34,678             27,887

                                                       ---------------    ---------------    ---------------
   Total costs and expenses ........................            13,629             34,678             27,887
                                                       ---------------    ---------------    ---------------
   Loss from continuing operations
     before income taxes ...........................           (13,629)           (34,678)           (27,887)

   Provision for income taxes ......................              --                 --                 --
                                                       ---------------    ---------------    ---------------

   Net loss from continuing operations .............           (13,629)           (34,678)           (27,887)
                                                       ---------------    ---------------    ---------------


   Loss from operations of discontinued component
     (including loss on disposal of -0-), net of tax              --               (1,373)              --

                                                       ---------------    ---------------    ---------------
   Loss on discontinued operations .................              --               (1,373)              --
                                                       ---------------    ---------------    ---------------

Net loss ...........................................   $       (13,629)   $       (36,051)   $       (27,887)
                                                       ===============    ===============    ===============
Basic and diluted loss per share ...................   $         (0.03)   $         (0.10)   $         (0.07)
                                                       ===============    ===============    ===============
Weighted average common shares outstanding
                       - Basic and Diluted .........           430,282            370,208            413,857
                                                       ===============    ===============    ===============







                 See accompanying notes to financial statements


                              RUB A DUB SOAP, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                                     For the
                                                           For the Three Months Ended          developmental stage
                                                                    August 31,                     period from
                                                    ----------------------------------------     February 22, 2006
                                                           2006                  2005           to August 31, 2006
                                                    ------------------    ------------------    ------------------
Net cash used in operating activities:
   Net loss                                         $          (13,629)   $          (36,051)   $          (27,887)
      Adjustments to reconcile net loss to
       net cash used in operating activities:
   Stock based compensation                                       --                    --                   6,000
   Discontinued operations                                        --                   9,613                  --
                                                    ------------------    ------------------    ------------------
                                                               (13,629)              (26,438)              (21,887)
                                                    ------------------    ------------------    ------------------

   Cash flows from financing activities:
      Proceeds of related party note payable                      --                  34,816                  --
      Contribution by principal stockholder                     13,629                  --                  21,887
                                                    ------------------    ------------------    ------------------

Net cash provided by financing activities                       13,629                34,816                21,887
                                                    ------------------    ------------------    ------------------


Net change in cash and cash equivalents                           --                   8,378                  --

Cash, beginning of period                                         --                      41                  --
                                                    ------------------    ------------------    ------------------

Cash, end of period                                 $             --      $            8,419    $             --
                                                    ==================    ==================    ==================

Supplemental disclosure of cash flow information:
   Cash paid for:
      Interest                                      $             --      $             --      $             --
                                                    ==================    ==================    ==================
      Income taxes                                  $             --      $             --      $             --
                                                    ==================    ==================    ==================














            See accompanying notes to financial statements


                              RUB A DUB SOAP, INC.
                          (A Development Stage Company)

                  Statements of Changes in Stockholders' Equity


                                                                                       Deficit
                                                                                     accumulated
                                   Common stock          Additional                     during
                            -------------------------     paid-in     Accumulated    development
                               Shares        Amount       capital       deficit         stage          Total
                            -----------   -----------   -----------   -----------    -----------    -----------

Balance at May 31, 2004         375,282   $       375   $   217,668   $  (159,832)   $      --      $    58,211

Contribution by principal
   stockholder                     --            --           8,258          --             --            8,258

Common stock issued
 ($.12 per share)                55,000            55         5,945          --             --            6,000

Net loss                           --            --            --         (58,211)       (14,258)       (72,469)
                            -----------   -----------   -----------   -----------    -----------    -----------
Balance at May 31, 2006         430,282           430       231,871      (218,043)       (14,258)          --

Contribution by principal          --            --          13,629          --             --           13,629
   stockholder

Net loss                           --            --            --            --          (13,629)       (13,629)
                            -----------   -----------   -----------   -----------    -----------    -----------
Balance at
    August 31, 2006             430,282   $       430   $   245,500   $  (218,043)   $   (27,887)   $      --
                            ===========   ===========   ===========   ===========    ===========    ===========



























                 See accompanying notes to financial statements

                              RUB A DUB SOAP, INC.
                          (A Development Stage Company)

                          Notes to Financial Statements
                                   (Unaudited)



Note 1: Summary of Significant Accounting Policies

Basis of Presentation

The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company's annual financial statements for the period ended August 31, 2006, notes and accounting policies thereto included in the Company's Annual Report on Form 10-KSB as filed with the SEC.

Interim financial data presented herein are unaudited but in the opinion of management, all adjustments(consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented have been made. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the year.

Organization

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

The Company has ceased its soap business and will attempt to locate a new business(operating company), and offer itself as a merger vehicle for a company that may desire to go public through a merger rather than through its own public stock offering. Our search will be directed toward enterprises who will have the potential for listing our common stock on an exchange such as NASDAQ or the American Stock Exchange.

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

Stock based Compensation

The Company accounts for stock-based compensation arrangements in accordance with Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of Accounting Principle Board ("APB") Opinion No. 25 and provide pro forma net earnings (loss) disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

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

Recent Accounting Pronouncements

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

In June 2005, the FASB issued SFAS No. 154 "Accounting Changes and Error Corrections," ("SFAS 154"), a replacement of APB Opinion No. 20, "Accounting Changes", and SFAS No. 3 "Reporting Accounting Changes in Interim Financial Statements." SFAS 154 applies to voluntary changes in accounting principle and changes the requirements for accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application to prior periods' financial statement of a voluntary change in accounting principle unless it is impracticable. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Earlier application is permitted for accounting changes and corrections of errors made occurring in fiscal years beginning after June 1, 2005. The company adopted SFAS 154 effective December 15, 2005. SFAS 154 is not expected to have a significant impact on the company's financial statements.

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

In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with Statement of Financial Accounting Standard (SFAS) No. 109, "Accounting for Income Taxes." This Interpretation prescribes a recognition threshold and measurement attribute of tax positions taken or expected to be taken on a tax return. This Interpretation is effective for the first fiscal year beginning after December 15, 2006. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

In June 2006, the FASB ratified Emerging Issues Task Force 05-1, Accounting for the Conversion of an Instrument That Became Convertible upon the Issuer's Exercise of a Call Option ("EITF 05-1"). EITF 05-1 addresses instruments that are currently not convertible to equity but the instrument becomes convertible upon the exercise of the issuer's call option. EITF 05-1 calls for debt extinguishment treatment if the instrument did not contain a substantive conversion feature apart from the right to convert upon the issuer's exercise of its call right at the date of issuance. Conversely, if such substantive conversion feature did exist at issuance date, EITF 05-1 requires conversion treatment for those equity securities issued to satisfy the debt conversion. EITF 05-1 must be applied prospectively as of June 28, 2006. The Company does not expect EITF 05-1 to have a significant impact on its future financial position or results of operations.

Earnings (loss) per Common Share

Basic net earnings (loss) per share is computed by dividing the net income available to common shareholders (the numerator) for the period by the weighted average number of common shares outstanding (the denominator) during the period. The computation of diluted earnings is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued.

At August 31, 2006, there was no variance between basic and diluted loss per share as there were no potentially dilutive common shares outstanding. All per share data has been restated to reflect the one for ten reverse stock-split effectuated in March 2006.


Note 2: Change of Control and Disposal of Business

All share amounts set forth herein have been adjusted for the one for ten reverse split effective on April 17, 2006.

On February 21, 2006, the  controlling  shareholder,  Ms.  Powell,  sold 280,000 shares of common stock of the Company to Halter Capital Corporation, representing 74.6% of the outstanding shares of the Company. As a result of the sale, there was a change in control of the Company. The purchase price of the shares was $12,505. Ms. Powell was obligated to pay all existing debts and other obligations of the Company, which totaled approximately $57,500. In addition, the Company transferred and assigned all cash, cash equivalents, prepaid expenses, inventory and accounts receivable, having a book value of $6,468 and all other intangible assets associated with the former disposal of business of the Company to Ms. Powell, in exchange for her resignation and release of all claims. Costs of the transaction were charged to expense.

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

Discontinued operations consists of the following:

                                         Three Months Ended   Three Months Ended
                                             May 31, 2006       August 31, 2005
                                           ---------------      ---------------
      Revenues                             $          --        $           183
      Expenses                                        --                 (1,556)
                                           ---------------      ---------------
      Loss from discontinued operations    $          --        $        (1,373)
                                           ===============      ===============


Note 4: Development Stage Company

Following February 22, 2006, the Company re-entered the development stage and became a development stage enterprise in accordance with SFAS No. 7, Accounting and Reporting by Development Stage Enterprises. The $27,887 loss recognized by the Company from February 22, 2006 through August 31, 2006, is included in the accompanying financial statements as "deficit accumulated during development stage."

The Company currently maintains no business operations and is a shell company in search of a suitable merger candidate.

Note 5: Related Party Transactions

During the three months ended August 31, 2006, the principal shareholder incurred certain legal expenses on behalf of the Company. The expenses, totaling $13,629, were recorded as general and administrative expenses with a corresponding credit to paid-in capital.

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

On February 21, 2006, Lisa Powell, the controlling shareholder of the Company, sold 280,000 of her restricted shares to Halter Capital Corporation of Frisco, Texas, representing 74.6% of all of the outstanding shares of the Company. With the change in control, the Company ceased its soap business and will attempt to locate a new business (operating company), and offer itself as a merger vehicle for a company that may desire to go public through a merger rather than through its own public stock offering. Our search will be directed toward enterprises who will have the potential for listing our common stock on an exchange such as NASDAQ or the American Stock Exchange.

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

     The following discussion involves our results of operations for the three months ended August 31, 2006.

Results of Operations

     We had no sales for the three months ended August 31, 2006, compared to $183 during the three months ended August 31, 2005.

     For the three months ended August 31, 2006, we incurred a net loss of $13,629 or $0.03 per share, versus a net loss of $34,678 or $0.10 per share for the three months ended August 31, 2005. Said losses were due to professional and legal fees associated with the Public Company.

     Since all of our operations were discontinued as of February 21, 2006, our business plan is to attempt to locate a new business (operating company), that may desire to go public through a merger rather than through its own public stock offering. Our search will be directed toward enterprises who will have the potential for listing our common stock on an exchange such as NASDAQ or the American Stock Exchange. During this process ongoing expenses will be paid by Halter Capital Corporation.

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

     Our net cash and cash equivalents were $-0- as of August 31, 2006, compared to $8,419 as of August 31, 2005.

     Net cash used in continuing operating activities totaled ($13,629) for the three months ended August 31, 2006. Net cash used in continuing operating activities was ($26,438)for the three months ended August 31, 2005.

     Our net cash provided by financing activities was $13,629 for the three months ended August 31, 2006, compared to $34,816 for the three months ended August 31, 2005.

     During the date from which the Company was purchased (February 22, 2006) through August 31, 2006, the principal shareholder incurred certain legal expenses on behalf of the Company. The expenses, totaling $21,887 were recorded as general and administrative expenses with a corresponding credit to paid-in capital.


RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

We do not expect the adoption of any recently issued accounting pronouncements to have a significant impact on our net results of operations, financial position, or cash flows.


Item 3. Controls and Procedures.

     Our President (the "Certifying Officer") is responsible for establishing and maintaining disclosure controls and procedures for Rub A Dub Soap. He has concluded, based upon his evaluation of these controls and procedures as of the end of the quarter ended August 31, 2006, covered by this report, that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in this report is accumulated and communicated to our management, including the Certifying Officer as appropriate, to allow timely decisions regarding required disclosure. The Certifying Officer also has indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation, and there were no corrective actions with regard to significant deficiencies or material weakness. We are presently unable to provide segregation of duties within Rub A Dub Soap as a means of internal control. As a result, the Certifying Officer is presently relying on assistance from our Board of Directors to provide short-term review procedures until such time as additional funding is provided to hire additional executives to segregate duties within the company.

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


Item
Number        Description
------        -----------
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


                                                RUB A DUB SOAP, INC.


Date: October 4, 2006                           By: /s/ Kevin Halter, Jr.
                                                --------------------------------
                                                Kevin Halter, Jr., President and
                                                Principal Accounting Officer