Form 10QSB/A
period 2006-02-28
RUB A DUB SOAP INC
filed 2006-11-14
CIK 1169138

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-QSB/A

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 28, 2006

                        Commission file number 000-52142

                              Rub A Dub Soap, Inc.
                              --------------------
        (Exact name of small business issuer as specified in its charter)

             Nevada                                     84-1609495
             ------                                     -----------
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

FORM 10-QSB
3RD QUARTER

                                EXPLANATORY NOTE

         Registrant is filing this amendment to Form 10-QSB in order to correct the explanation of the purchase price paid in connection with the change of control that occurred on February 21, 2006, which is contained in Note 2 to the Condensed Financial Statements. All other data in the following financial statements is the same as the Form 10-QSB filed on April 13, 2006.



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

   Item 6.  Exhibits...........................................................9

Signatures.....................................................................9

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

Note 2: Change of Control and Disposal of Business

On February 21, 2006, the controlling shareholder, Ms. Powell, sold 2,800,000 shares of common stock of the Company to Halter Capital Corporation, representing 74.6% of the outstanding shares of the Company. As a result of the sale, there was a change in control of the Company. The purchase price of the shares was $12,505, paid to Ms. Powell. In addition, Halter Capital Corporation paid a total of $514,495 to various parties at the direction of Ms. Powell, which included approximately $57,500 to pay all existing debts and other obligations of the Company. In addition, the Company transferred and assigned all cash, cash equivalents, prepaid expenses, inventory and accounts receivable, having a book value of $6,468 and all other intangible assets associated with the former disposal of business of the Company to Ms. Powell, in exchange for her resignation and release of all claims. Costs of the transaction were charged to expense.

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

Item 6. Exhibits

         (a) The exhibits required by Item 601 of Regulation S-B, as described in the following index of exhibits, are filed with, this report, as follows:


Item
Number        Description
------        -----------

31.1          Certification pursuant to Section 302 of the Sarbanes-Oxley Act of
              2002.

32.1          Certification pursuant to Section 906 of the Sarbanes-Oxley Act of
              2002.



                                   SIGNATURES

              Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 RUB A DUB SOAP, INC.


Date: November 13, 2006                          By: /s/ Kevin Halter, Jr.
                                                    ----------------------------
                                                    Kevin Halter, Jr., President