Form 10KSB/A
period 2006-05-31
RUB A DUB SOAP INC
filed 2006-11-14
CIK 1169138

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB/A

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

         Transitional Small Business Disclosure Format: Yes [ ] No [X]

                                EXPLANATORY NOTE


         Registrant is filing this amendment to Form 10-KSB in order to correct an error in the amount of the purchase price paid in connection with the change of control that occurred on February 21, 2006, which is contained in Note 2 to the Condensed Financial Statements. The amount shown as $513,495 should instead be $514,495, and is hereby amended. All other data in the following financial statements is the same as the Form 10-KSB filed on August 15, 2006.

Item 7.   Financial Statements


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

Note 2:  Change of Control and Disposal of Business

On February 21, 2006, the controlling shareholder, Ms. Powell, sold 280,000 shares (post-split) of common stock of the Company to Halter Capital Corporation, representing 74.6% of the outstanding shares of the Company. As a result of the sale, there was a change in control of the Company. The purchase price of the shares was $12,505 to Ms. Powell and $514,495 paid to various parties at the direction of Ms. Powell. Ms. Powell was obligated to pay all existing debts and other obligations of the Company, which totaled approximately $57,500. In addition, the Company transferred and assigned all cash, cash equivalents, prepaid expenses, inventory and accounts receivable, having a book value of $6,468 and all other intangible assets associated with the former disposal of business of the Company to Ms. Powell, in exchange for her resignation and release of all claims. Costs of the transaction were charged to expense.

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

Item 13.  Exhibits

         (a) The exhibits required by Item 601 of Regulation S-B, as described in the following index of exhibits, are filed with, this Report, as follows:

         Item
        Number                              Description
        ------                              -----------


         *31.1 Certification of Chief Executive Officer and Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

         *32.1 Certification of Chief Executive Officer and Chief Financial Officer under 18 U.S.C. ss. 1350, as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.
-----------------
*        Filed herewith

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 13, 2006                           RUB A DUB SOAP, INC.


                                             /s/ Kevin Halter, Jr.
                                            ------------------------------------
                                            Kevin Halter, Jr., President
                                            Director and Chief Executive Officer