Form 10QSB/A
period 2006-08-31
RUB A DUB SOAP INC
filed 2006-11-14
CIK 1169138

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

                                EXPLANATORY NOTE

         Registrant is filing this amendment to Form 10-QSB in order to correct the explanation of the purchase price paid in connection with the change of control that occurred on February 21, 2006, which is contained in Note 2 to the Condensed Financial Statements. All other data in the following financial statements is the same as the Form 10-QSB filed on October 4, 2006.

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

   Item 6.  Exhibits......................................................... 11

Signatures................................................................... 11

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

On February 21, 2006, the  controlling  shareholder,  Ms.  Powell,  sold 280,000 shares of common stock of the Company to Halter Capital Corporation, representing 74.6% of the outstanding shares of the Company. As a result of the sale, there was a change in control of the Company. The purchase price of the shares was $12,505 paid to Ms. Powell. In addition, Halter Capital Corporation paid a total of $514,495 to various parties at the direction of Ms. Powell, which included approximately $57,500 to pay all existing debts and other obligations of the Company. In addition, the Company transferred and assigned all cash, cash equivalents, prepaid expenses, inventory and accounts receivable, having a book value of $6,468 and all other intangible assets associated with the former disposal of business of the Company to Ms. Powell, in exchange for her resignation and release of all claims. Costs of the transaction were charged to expense.

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