Form 10QSB
period 2006-11-30
RUB A DUB SOAP INC
filed 2006-12-21
CIK 1169138

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 2006

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

                                 Yes [X] No [ ]

     As of December 18, 2006, registrant had outstanding 430,282 shares of the registrant's common stock, and the aggregate market value of such shares held by non-affiliates of the registrant (based upon the closing bid price of such shares as listed on the Over-the-Counter Bulletin Board on December 15, 2006) was approximately $228,672.00

     Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                      INDEX

                                                                            Page
                                                                            ----
FINANCIAL INFORMATION





  Item 1.  Financial Statements (Unaudited)

  Balance Sheet.............................................................   3
  Statements of Operations..................................................   4
  Statements of Cash Flows..................................................   5
  Statement of Stockholders' Equity.........................................   6
  Notes to the Financial Statements.........................................   7



  Item 6.  Exhibits.........................................................  11

Signatures..................................................................  11

                              RUB A DUB SOAP, INC.
                          (A Development Stage Company)
                                  Balance Sheet
                                   (Unaudited)




                                November 30, 2006

                                     Assets



Total assets ...........................................   $    --
                                                           =========

                              Stockholders' Equity

Stockholders' deficit:
    Common stock,$.001 par value. Authorized 100,000,000
        Shares, issued and outstanding 430,282 shares ..         430
    Additional paid-in capital .........................     250,545
    Accumulated deficit ................................    (218,043)
    Deficit accumulated during development stage .......     (32,932)
                                                           ---------

               Total stockholders' equity ..............   $    --
                                                           =========











                 See accompanying notes to financial statements


                              RUB A DUB SOAP, INC.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)



                                                                                                      For the
                                                    For the                  For the               Developmental
                                               Three Months Ended         Six Months Ended       Stage Period From
                                                  November 30,              November 30,         February 22, 2006
                                             ----------------------    ----------------------            to
                                                2006         2005         2006         2005      November 30, 2006
                                             ---------    ---------    ---------    ---------    -----------------
Revenue:
   Sales .................................   $    --      $    --      $    --      $    --      $            --

Costs and expenses:
   Cost of sales .........................        --           --           --           --                   --

   General and administrative expenses ...       5,045       17,813       18,674       52,491               32,932

                                             ---------    ---------    ---------    ---------    -----------------
   Total costs and expenses ..............       5,045       17,813       18,674       52,491               32,932
                                             ---------    ---------    ---------    ---------    -----------------
   Loss from continuing operations
     before income taxes .................      (5,045)     (17,813)     (18,674)     (52,491)             (32,932)

   Provision for income taxes ............        --           --           --           --                   --
                                             ---------    ---------    ---------    ---------    -----------------

   Net loss from continuing operations ...      (5,045)     (17,813)     (18,674)     (52,491)             (32,932)
                                             ---------    ---------    ---------    ---------    -----------------


   Loss from operations of discontinued
   component (including loss on disposal
     of -0-), net of tax .................        --         (2,466)        --         (3,839)                --

                                             ---------    ---------    ---------    ---------    -----------------
   Loss on discontinued operations .......        --         (2,466)        --         (3,839)                --
                                             ---------    ---------    ---------    ---------    -----------------

Net loss .................................   $  (5,045)   $ (20,279)   $ (18,674)   $ (56,330)   $         (32,932)
                                             =========    =========    =========    =========    =================
Basic and diluted loss per share .........   $   (0.01)   $   (0.05)   $   (0.04)   $   (0.15)   $           (0.08)
                                             =========    =========    =========    =========    =================
Weighted average common shares outstanding
                       - Basic and Diluted     430,282      370,280      430,282      370,280              418,782
                                             =========    =========    =========    =========    =================



                 See accompanying notes to financial statements


                              RUB A DUB SOAP, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                                            For the
                                                               For the Six Months Ended               Developmental Stage
                                                                     November 30,                         Period From
                                                    ----------------------------------------------     February 22, 2006
                                                             2006                     2005            to November 30, 2006
                                                    ---------------------    ---------------------    --------------------
Net cash used in operating activities:
   Net loss                                         $             (18,674)   $             (56,330)   $            (32,932)
      Adjustments to reconcile net loss to
       net cash used in operating activities:
   Stock based compensation                                          --                     15,500                   6,000
   Discontinued operations                                           --                     10,448                    --
                                                    ---------------------    ---------------------    --------------------
                                                                  (18,674)                 (30,382)                (26,932)
                                                    ---------------------    ---------------------    --------------------

   Cash flows from financing activities:
      Proceeds (repayment)of notes payable                           --                     (6,000)
      Proceeds of related party note payable                         --                     36,466                    --
      Contribution by principal stockholder                        18,674                     --                    26,932
                                                    ---------------------    ---------------------    --------------------

Net cash provided by financing activities                          18,674                   30,466                  26,932
                                                    ---------------------    ---------------------    --------------------


Net change in cash and cash equivalents                              --                         84                    --

Cash, beginning of period                                            --                         41                    --
                                                    ---------------------    ---------------------    --------------------

Cash, end of period                                 $                --      $                 125    $               --
                                                    =====================    =====================    ====================

Supplemental disclosure of cash flow information:
   Cash paid for:
      Interest                                      $                --      $                --      $               --
                                                    =====================    =====================    ====================
      Income taxes                                  $                --      $                --      $               --
                                                    =====================    =====================    ====================



                 See accompanying notes to financial statements


                              RUB A DUB SOAP, INC.
                          (A Development Stage Company)

                  Statements of Changes in Stockholders' Equity
                                   (Unaudited)

                                                                                       Deficit
                                                                                     accumulated
                                   Common stock         Additional                     during
                            -------------------------     paid-in     Accumulated    development
                               Shares        Amount       capital       deficit         stage          Total
                            -----------   -----------   -----------   -----------    -----------    -----------

Balance at May 31, 2004         375,282   $       375   $   217,668   $  (159,832)   $      --      $    58,211

Contribution by principal
   stockholder                     --            --           8,258          --             --            8,258

Common stock issued
 ($.12 per share)                55,000            55         5,945          --             --            6,000

Net loss                           --            --            --         (58,211)       (14,258)       (72,469)
                            -----------   -----------   -----------   -----------    -----------    -----------
Balance at May 31, 2006         430,282           430       231,871      (218,043)       (14,258)          --

Contribution by principal          --            --          18,674          --             --           18,674
   stockholder

Net loss                           --            --            --            --          (18,674)       (18,674)
                            -----------   -----------   -----------   -----------    -----------    -----------
Balance at
    November 30, 2006           430,282   $       430   $   250,545   $  (218,043)   $   (32,932)   $      --
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





                 See accompanying notes to financial statements

                              RUB A DUB SOAP, INC.
                          (A Development Stage Company)

                          Notes to Financial Statements
                                   (Unaudited)



Note 1: Summary of Significant Accounting Policies

Basis of Presentation

The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company's annual financial statements for the period ended November 30, 2006, notes and accounting policies thereto included in the Company's Annual Report on Form 10-KSB as filed with the SEC.

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

In  September  2006,  the FASB issued FASB  Statement  No. 157.  This  Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is a relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practices. This Statement is effective for financial statements for fiscal years beginning after November 15, 2007. Earlier application is permitted provided that the reporting entity has not yet issued financial statements for that fiscal year. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

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

At November 30, 2006, there was no variance between basic and diluted loss per share as there were no potentially dilutive common shares outstanding. All per share data has been restated to reflect the one for ten reverse stock-split effectuated in March 2006.

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

Discontinued operations consists of the following:

                                        Three Months Ended   Six Months Ended
                                         November 30, 2006   November 30, 2005
                                        ------------------   ------------------
     Revenues                           $              260   $              443
     Expenses                                       (2,726)              (4,282)
                                        ------------------   ------------------
     Loss from discontinued operations  $           (2,466)  $           (3,839)
                                        ==================   ==================


Note 4: Development Stage Company

Following February 22, 2006, the Company re-entered the development stage and became a development stage enterprise in accordance with SFAS No. 7, Accounting and Reporting by Development Stage Enterprises. The $27,887 loss recognized by the Company from February 22, 2006 through November 30, 2006, is included in the accompanying financial statements as "deficit accumulated during development stage."

The Company currently maintains no business operations and is a shell company in search of a suitable merger candidate.

Note 5: Related Party Transactions

During the three months and six months ended November 30, 2006, the principal Shareholder incurred certain legal and professional expenses on behalf of the Company. The expenses totaling $5,045 for the three months and $18,674 for the six months, were recorded as general and administrative expenses with a corresponding credit to paid-in capital.

Note 6: Income Tax

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". The Company has incurred significant net operating losses since inception resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

PLAN OF OPERATIONS
------------------

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


                                                RUB A DUB SOAP, INC.


Date: December 21, 2006                         By: /s/ Kevin Halter, Jr.
                                                --------------------------------
                                                Kevin Halter, Jr., President and
                                                Principal Accounting Officer