Form 10QSB
period 2007-02-28
RUB A DUB SOAP INC
filed 2007-03-16
CIK 1169138

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended February 28, 2007

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

                                 Yes [X] No [ ]

     As of March 12, 2007, registrant had outstanding 430,282 shares of the registrant's common stock, and the aggregate market value of such shares held by non-affiliates of the registrant (based upon the closing bid price of such shares as listed on the Over-the-Counter Bulletin Board on March 12, 2007 was approximately $219,000

     Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

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



   Item 6.  Exhibits......................................................... 10

Signatures................................................................... 10

                              RUB A DUB SOAP, INC.
                          (A Development Stage Company)
                                  Balance Sheet
                                   (Unaudited)




                                February 28, 2007

                                     Assets



Total assets ...........................................              $    --
                                                                      =========

                              Stockholders' Equity

Stockholders' deficit:
    Common stock,$.001 par value. Authorized 100,000,000
        Shares, issued and outstanding 590,282 shares ..                    430
    Additional paid-in capital .........................                259,956
    Accumulated deficit ................................               (218,043)
    Deficit accumulated during development stage .......               ( 42,343)
                                                                      ---------

               Total stockholders' equity ..............              $    --
                                                                      =========



















                 See accompanying notes to financial statements

                              RUB A DUB SOAP, INC.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)



                                                                                                   For  the
                                                     For the                  For the             Developmental
                                                Three Months Ended        Nine Months Ended     Stage Period From
                                                    February 28,              February 28,      February 22, 2006
                                              ----------------------    ---------------------           to
                                                 2007         2006          2007        2006    February 28, 2007
                                              ---------    ---------    ---------    ---------  -----------------
Revenue:
   Sales .................................$        --      $    --      $    --      $    --      $    --

Costs and expenses:
   Cost of sales ..........................        --           --           --           --           --

   General and administrative expenses ....       9,411        9,764       28,085       58,588       42,343

                                              ---------    ---------    ---------    ---------    ---------
   Total costs and expenses ...............       9,411        9,764       28,085       58,588       42,343
                                              ---------    ---------    ---------    ---------    ---------
   Loss from continuing operations
     before income taxes ..................      (9,411)      (9,764)     (28,085)     (58,588)     (42,343)

   Provision for income taxes .............        --           --           --           --           --
                                              ---------    ---------    ---------    ---------    ---------

   Net loss from continuing operations ....      (9,411)      (9,764)     (28,085)     (58,588)     (42,343)
                                              ---------    ---------    ---------    ---------    ---------


   Loss from operations of discontinued
   component (including loss on disposal
     of -0-), net of tax ..................        --           (376)        --         (7,881)        --

                                              ---------    ---------    ---------    ---------    ---------
   Loss on discontinued operations ........        --           (376)        --         (7,881)        --
                                              ---------    ---------    ---------    ---------    ---------

Net loss ..................................   $  (9,411)   $ (10,140)   $ (28,085)   $ (66,469)   $ (42,343)
                                              =========    =========    =========    =========    =========
Basic and diluted loss per share ..........   $   (0.02)   $   (0.03)   $   (0.07)   $   (0.18)   $   (0.10)
                                              =========    =========    =========    =========    =========
Weighted average common shares outstanding
                       - Basic and Diluted      430,282      370,280      430,282      370,280      421,436
                                              =========    =========    =========    =========    =========









                 See accompanying notes to financial statements




                              RUB A DUB SOAP, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                                     For the
                                                           For the Nine Months Ended            Developmental Stage
                                                                    February 28,                    Period From
                                                    ----------------------------------------     February 22, 2006
                                                            2007                 2006           to February 28, 2007
                                                    ------------------    ------------------    ------------------

Net cash used in operating activities:
   Net loss                                         $          (28,085)   $          (66,469)           $(42,343)
      Adjustments  to  reconcile  net  loss
      to net  cash  used in  operating activities:

   Stock based compensation                                       --                  15,500               6,000
   Discontinued operations                                        --                   4,227                 --
                                                    ------------------    ------------------    ------------------
                                                               (28,085)              (46,742)            (36,343)
                                                    ------------------    ------------------    ------------------

   Cash flows from financing activities:
      Proceeds (repayment)of notes payable                        --                 (6,000)
      Proceeds of related party note payable                      --                  44,443                  --
      Contribution by principal stockholder                     28,085                 8,258                36,343
                                                    ------------------    ------------------    ------------------

Net cash provided by financing activities                       28,085                46,701                36,343
                                                    ------------------    ------------------    ------------------


Net change in cash and cash equivalents                           --                     (41)                 --

Cash, beginning of period                                         --                      41                  --
                                                    ------------------    ------------------    ------------------

Cash, end of period                                 $             --      $             --      $             --
                                                    ==================    ==================    ==================

Supplemental disclosure of cash flow information:
   Cash paid for:
      Interest                                      $             --      $             --      $             --
                                                    ==================    ==================    ==================
      Income taxes                                  $             --      $             --      $             --
                                                    ==================    ==================    ==================















            See accompanying notes to financial statements





                              RUB A DUB SOAP, INC.
                          (A Development Stage Company)

                  Statements of Changes in Stockholders' Equity
                                   (Unaudited)

                                                                                       Deficit
                                                                                     accumulated
                                   Common stock          Additional                     during
                            -------------------------     paid-in     Accumulated    development
                               Shares        Amount       capital       deficit         stage          Total
                            -----------   -----------   -----------   -----------    -----------    -----------


Balance at May 31, 2004         375,282   $       375   $   217,668   $ (159,832)     $     --      $   58,211

Contribution by principal
   stockholder                     --            --           8,258          --             --           8,258

Common stock issued
 ($.12 per share)                55,000            55         5,945          --             --           6,000

Net loss                           --            --            --        (58,211)       (14,258)       (72,469)
                            -----------   -----------   -----------   -----------     -----------    -----------
Balance at May 31, 2006         430,282           430       231,871     (218,043)       (14,258)          --

Contribution by principal          --            --          28,085          --             --          28,085
   stockholder

Net loss                           --            --            --            --         (28,085)       (28,085)
                            -----------   -----------   -----------   -----------     -----------    -----------
Balance at
    February 28, 2007           430,282   $       430   $   259,956   $ (218,043)    $ ( 42,343)   $      --
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




























                 See accompanying notes to financial statements

                              RUB A DUB SOAP, INC.
                          (A Development Stage Company)

                          Notes to Financial Statements
                                   (Unaudited)


Note 1: Summary of Significant Accounting Policies

Basis of Presentation

The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company's annual financial statements for the period ended February 28, 2007, notes and accounting policies thereto included in the Company's Annual Report on Form 10-KSB as filed with the SEC.

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

Organization

Until February 21, 2006 Rub A Dub Soap, Inc. ("the Company") was engaged in the online retailing of handmade, natural, vegetable-based soaps and gift baskets. As a small online retailer of soaps, we were dedicated to serving the natural product enthusiast with a variety of handmade, natural, herbal soaps and gift baskets. Our products were featured on our web site, which is no longer operational.

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

Stock based Compensation

The Company uses  Statement of Financial  Accounting  Standards No. 123 (revised
2004), Share Based Payment ("SFAS No. 123R"). SFAS No. 123R establishes the financial accounting and reporting standards for stock-based compensation plans. As required by SFAS No. 123R, the Company recognized the cost resulting from all stock-based payment transactions including shares issued under its stock option plans in the financial statements.

Prior to SFAS No. 123R, the Company accounted for stock-based employee compensation plans (including shares issued under its stock option plans) in accordance with APB Opinion No. 25 and followed the pro forma net income, pro forma income per share, and stock-based compensation plan disclosure requirements set forth in the Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123").

Recent Accounting Pronouncements

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

At February 28, 2007, there was no variance between basic and diluted loss per share as there were no potentially dilutive common shares outstanding. All per share data has been restated to reflect the one for ten reverse stock-split effectuated in March 2006.

Note 2: Change of Control and Disposal of Business

All share amounts set forth herein have been adjusted for the one for ten reverse split effective on April 17, 2006.

8 On February 21, 2006, the controlling shareholder, Ms. Powell, sold 280,000 shares of common stock of the Company to Halter Capital Corporation, representing 74.6% of the outstanding shares of the Company. As a result of the sale, there was a change in control of the Company. The purchase price of the shares was $12,505 paid to Ms. Powell. In addition, Halter Capital Corporation paid a total of $514,495 to various parties at the direction of Ms. Powell, which included approximately $57,500 to pay all existing debts and other obligations of the Company. In addition, the Company transferred and assigned all cash, cash equivalents, prepaid expenses, inventory and accounts receivable, having a book value of $6,468 and all other intangible assets associated with the former disposal of business of the Company to Ms. Powell, in exchange for her resignation and release of all claims. Costs of the transaction were charged to expense.

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

Discontinued operations consists of the following:

                                         Three Months Ended    Nine Months Ended
                                          February 28, 2006    February 28, 2006
                                           ---------------      ---------------
      Revenues                             $           --       $           442
      Expenses                                       (376)               (8,323)
                                           ---------------      ---------------
      Loss from discontinued operations    $         (376)      $        (7,881)
                                           ===============      ===============

Note 4: Development Stage Company

Following February 22, 2006, the Company re-entered the development stage and became a development stage enterprise in accordance with SFAS No. 7, Accounting and Reporting by Development Stage Enterprises. The $411,723 loss recognized by the Company from February 22, 2006 through February 28, 2007, is included in the accompanying financial statements as "deficit accumulated during development stage."

The Company currently maintains no business operations and is a shell company in search of a suitable merger candidate.

Note 5: Related Party Transactions

During the three months and nine months ended February 28, 2007, the principal Shareholder incurred certain legal and professional expenses on behalf of the Company. The expenses totaling $9,411 for the three months and $28,085 for the nine months, were recorded as general and administrative expenses with a corresponding credit to paid-in capital.

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


                                                RUB A DUB SOAP, INC.


Date: March 16, 2007                         By: /s/ Kevin Halter, Jr.
                                                --------------------------------
                                                Kevin Halter, Jr., President and
                                                Principal Accounting Officer

Exhibit 31.1


                      CERTIFICATION PURSUANT TO SECTION 302
                        OF THE SARBANES-OXLEY ACT OF 2002

I, Kevin Halter Jr., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Rub A Dub Soap, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c.   Presented  in  this  quarterly   report  my   conclusions   about  the
effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date.

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a. All significant deficiencies in the design or operation of internal controls that could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6. I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 16, 2007            /s/ Kevin Halter, Jr.
                                    --------------------------------------------
                                    Kevin Halter, Jr., President,
                                    Treasurer and Director (Principal
                                    Executive, Financial and Accounting Officer)

Exhibit 32.1



                      CERTIFICATION PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002

This certification is being filed pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. This certification is included solely for the purpose of complying with the provisions of Section 906 of the Sarbanes-Oxley Act and is not to be used for any other purpose. In connection with the accompanying Quarterly Report on Form 10-QSB of Rub A Dub Soap, Inc. for the quarter ended February 28, 2007, I, Kevin Halter, Jr., hereby certify in my capacity as an officer of Rub A Dub Soap, Inc. that to my knowledge:

1. The Quarterly Report on Form 10-QSB of Rub A Dub Soap, Inc. for the quarter ended February 28, 2007, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


2. The information contained in the Quarterly Report on Form 10-QSB of Rub A Dub Soap, Inc. for the quarter ended February 28, 2007, fairly presents, in all material respects, the financial condition and results of operations of Rub A Dub Soap, Inc.



Date:  March 16, 2007             /s/ Kevin Halter, Jr.
                                   --------------------------------------------
                                    Kevin Halter, Jr., President,
                                    Treasurer and Director (Principal
                                    Executive, Financial and Accounting Officer)