Form 10KSB
period 2007-05-31
RUB A DUB SOAP INC
filed 2007-07-03
CIK 1169138

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF1934

         For the fiscal year ended May 31, 2007.

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

     Check whether the issuer is not required to file report pursuant to Section 13 or 15(d)of the Exchange Act. [ ]

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

     The aggregate market value of the voting common stock held by non-affiliates of the issuer, based on the average bid and asked price of such stock was $443,052 at June 15, 2007. At July 3, 2007 the registrant had outstanding 430,282 shares of $.001 par value common stock.

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

     None

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

Quarter Ended:

 2007                  High            Low
 ----                  ----            ---

May  31              $  12.00        $ 10.00
Feb. 28                 11.00          10.95

 2006
 ----

Nov. 30                 7.50           2.10
Aug. 31                 3.00           3.00
May  31                 --             --
Feb. 28                 --             --

 2005
 ----

Nov. 30                 --             --
Aug. 31                 --             --

Holders

     As of June 15, 2007, we had 47 stockholders of record holding an aggregate of 430,282 issued and outstanding shares of our common stock.

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

     None

Item 6. Management's Discussion and Analysis or Plan of Operation

Results of Operations

     During the fiscal year ended May 31, 2007, we generated revenues of $-0-compared to $-0- for the year ended May 31, 2006.

     For the fiscal year ended May 31, 2007, we incurred a net loss of $30,710 or $.08 per share, versus a net loss of $72,469 or $0.19 per share for the year ended May 31, 2006. Said losses were due to professional and legal fees associated with the Public Company.

Discontinued Operations

     As a result of the change in control and the disposal of business, the specialty soap business, which was the Company's primary business since inception in September 28, 2001, was effectively returned to the previous owner.

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

                                                    Year Ended      Year Ended
                                                   May 31, 2007    May 31, 2006
                                                   ------------    ------------
         Revenues                                  $     -         $        442
         Expenses                                        -               (8,323)
                                                   ------------    ------------
         Loss from discontinued operations         $     -         $     (7,881)
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

Liquidity and Capital Resources

     Our net cash and cash equivalents were $-0- as of May 31, 2007, compared to $-0- as of May 31, 2006.

     Net cash used in continuing operating activities totaled $30,710 as of May 31, 2007. Net cash used in continuing operating activities was $46,742 for the year ended May 31, 2006. Cash used in operating activities for both years was used to pay legal and accounting fees associated with the public Company.

     Our net cash provided by financing activities was $30,710 for the year ended May 31, 2007, compared to $46,701 for the year ended May 31, 2006.

     For the fiscal year ended May 31, 2007, the principal shareholder paid certain legal and accounting expenses on behalf of the Company. The expenses, totaling $30,710 were recorded as general and administrative expenses with a corresponding credit to paid-in capital.

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

In December 2006, the FASB approved FASB Staff Position (FSP) No. EITF 00-19-2, "Accounting for Registration Payment Arrangements" ("FSP EITF 00-19-2"), which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, "Accounting for Contingencies". FSP EITF 00-19-2 also requires additional disclosure regarding the nature of any registration payment arrangements, alternative settlement methods, the maximum potential amount of consideration and the current carrying amount of the liability, if any. The guidance in FSP EITF 00-19-2 amends FASB Statements No. 133, "Accounting for Derivative Instruments and Hedging Activities", and No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", and FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure requirement for Guarantees, Including Indirect Guarantees of Indebtedness of Others", to include scope exceptions for registration payment arrangements. FSP EITF 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the issuance date of this FSP, or for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years, for registration payment arrangements entered into prior to the issuance date of this FSP. The Company is currently evaluating the impact, if any, on the Company's financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FAS 115" (Statement 159). Statement 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item's fair value in subsequent reporting periods must be recognized in current earnings. Statement 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the potential impact of Statement 159 on our financial statements. We do not expect the impact will be material.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.


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

Changes in Internal Control over Financial Reporting

     During the fiscal year ended May 31, 2007, there were no changes in our Internal Control Over Financial Reporting that has materially affected, or is reasonably likely to materially affect, our Internal Control Over Financial Reporting.

Evaluation of Disclosure Controls and Procedures

     The Company's management, with the participation of our Chief Executive Officer and Chief Financial and Accounting Officer, whom are related to each other and are the sole officers and employees, have evaluated the effectiveness of our Disclosure Controls and Procedures as of May 31, 2006. Based on this evaluation, our Chief Executive Officer and Chief Financial and Accounting Officer have concluded that, as of May 31, 2007, our Disclosure Controls and Procedures were designed to ensure that material information relating to the Company is made known to our Chief Executive Officer and Chief Financial and Accounting Officer by others with in the Company, particularly during the period in which this report was being prepared.


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

Directors and Executive Officers

     Set forth below are the names, ages, positions with Rub A Dub Soap and business experience of our directors and executive officers.

     Name             Age      Positions with Company       Date of Commencement
     ----             ---      ----------------------       --------------------
Kevin B. Halter, Jr.  46    President and Director, Chief   February 2006
                            Executive Officer
Pam J. Halter         52    Secretary, Treasure, Director   February 2006
                            and Chief Financial Officer

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



Item 10. Executive Compensation

     The Company has paid no compensation to its officers and directors during the past three fiscal years.

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



Item 11. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information regarding the ownership of our common stock as of June 15, 2006, by each stockholder known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock, each director and executive officer and all directors and executive officers as a group. Under the General Rules and Regulations of the SEC, a person is deemed to be the beneficial owner of a security if the person has or shares the power to vote or direct the voting, or dispose or direct the disposition, of the security. Each stockholder named in the table has sole voting and investment power with respect to the shares beneficially owned.

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

     As of June 15, 2007, there were 430,282 shares of common stock issued and outstanding. We have no compensation plans (including individual compensation arrangements) under which shares of our common stock are authorized for issuance.


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

    *32.1 Certification of Chief Executive Officer under 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    *32.2 Certification of Chief Financial Officer under 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

------------------
*        Filed herewith



Item 14. Principal Accountant Fees and Services.

     The Board of Directors appointed Sherb & Co., LLP as the Company's independent auditors for 2007. Such auditors assumed their duties on June 30, 2006, when they replaced Cordovano & Honeck, LLP as auditors.

     Audit Fees - Sherb & Co, LLP fees for the review of interim financial statements for the quarters ended August 31, 2006, November 30, 2006 and February 28, 2007 were $1,500 per quarter. Fees for the year end audit of May 31, 2006 were $7,500. Fees for the current year ended May 31, 2007 will Be billed at $7,500.

                              RUB A DUB SOAP, INC.

                          Index to Financial Statements






                                                                            Page
                                                                            ----


Reports of Independent Registered Public Accounting Firm                     F-2

Balance Sheet                                                                F-3

Statements of Operations                                                     F-4

Statement of Changes in Shareholders' Equity                                 F-5

Statement of Cash Flows                                                      F-6

Notes to Financial Statements                                                F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors and Stockholders
Run a Dub Soap, Inc.

We have audited the accompanying balance sheet of Rub a Dub Soap, Inc. (a development stage company) as of May 31, 2007 and the related statements of operations, stockholders' equity and cash flows for the years ended May 31 2007 and 2006 and for the period from February 22, 2006 through May 31, 2007 (development stage period). These financial statements are the responsibility of Rub a Dub Soap, Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rub a Dub Soap, Inc. as of May 31, 2007 and the results of its operations and its cash flows for the years ended May 31 2007 and 2006 and for the period from February 22, 2006 through May 31, 2007 (development stage period) in conformity with accounting principles generally accepted in the United States of America.

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



/s/ Sherb & Co., LLP

Sherb & Co., LLP
New York, New York
July 2, 2007

                              RUB A DUB SOAP, INC.
                          (A Development Stage Company)
                                  Balance Sheet





                                  May 31, 2007

                                     Assets



Total assets ...........................................              $    --
                                                                      =========

                              Stockholders' Equity

Stockholders' equity:
    Common stock,$.001 par value. Authorized 100,000,000
        Shares, issued and outstanding 430,282 shares...                    430
    Additional paid-in capital .........................                262,581
    Accumulated deficit ................................               (218,043)
    Deficit accumulated during development stage .......               ( 44,968)
                                                                      ---------

               Total stockholders' equity ..............              $    --
                                                                      =========































                 See accompanying notes to financial statements




                                 RUB A DUB SOAP, INC.
                          (A Development Stage Company)
                            Statements of Operations



                                                                                For the
                                                                                developmental
                                                   For the Year Ended        Stage Period From
                                                        May 31,              February 22, 2006
                                            ------------------------------        to May 31,
                                                 2007             2006               2007
                                            -------------    -------------      -------------

Revenue:
   Sales .................................$       --      $        --        $        --
Costs and expenses:
   Cost of sales .........................        --               --                 --

   General and administrative expenses ...       30,710          46,679             44,968

   Stock-based compensation litigation based      --             15,500               --

   Other litigation expense                       --              2,409               --

                                           --------------    -------------      ------------
   Total costs and expenses ..............       30,710          64,588             44,968
                                           --------------    -------------      ------------
   Loss from continuing operations
     before income taxes .................      (30,710)        (64,588)           (44,968)

   Provision for income taxes ............        --               --                --
                                           --------------    -------------     -------------

   Net loss from continuing operations ...      (30,710)        (64,588)           (44,968)
                                           --------------    -------------     -------------


   Loss from operations of discontinued
   component (including loss on disposal
     of -0-), net of tax                         --              (7,881)            --

                                           -------------     -------------     -------------
   Loss on discontinued operations .......       --             (72,469)            --
                                           -------------     -------------     -------------

Net loss .................................$     (30,710)     $  (72,469)     $     (44,968)
                                           =============    =============      =============
Basic and diluted loss per share .........$       (0.08)     $    (0.19)     $       (0.11)
                                           =============    =============      =============
Weighted average common shares outstanding
                       - Basic and Diluted      430,282         380,697            423,094
                                           =============    =============      =============















                 See accompanying notes to financial statements



                              RUB A DUB SOAP, INC.
                          (A Development Stage Company)

             Statements of Changes in Stockholders' Equity (deficit)



                                                                                                      Deficit
                                                                                                    accumulated
                                                        Common stock        Additional                 during
                                                    -------------------      paid-in   Accumulated   development
                                                     Shares      Amount      capital     Deficit       stage        Total
                                                    ---------   ---------   ---------   ---------    ---------    ---------


      Balance at May 31, 2004                        370,282   $     370   $ 149,230   $(127,107)   $    --      $  22,493

Net loss                                                --          --          --       (32,725)        --        (32,725)
                                                   ---------   ---------   ---------   ---------    ---------    ---------

      Balance at May 31, 2005                        370,282         370     149,230    (159,832)        --        (10,232)
Common stock issued in

      settlement of litigation ($3.00 per share)       5,000           5      15,495        --           --         15,500


Capital contribution                                    --          --        52,943        --           --         52,943
      Contribution by principal stockholder             --          --         8,258        --           --          8,258


Common stock issued ($.12 per share)                  55,000          55       5,945        --           --          6,000

Net loss                                                --          --          --       (58,211)     (14,258)     (72,469)
                                                   ---------   ---------   ---------   ---------    ---------    ---------

      Balance at May 31, 2006                        430,282         430     231,871    (218,043)     (14,258)        --


      Contribution by principal stockholder             --          --        30,710        --           --         30,710

Net loss                                                --          --          --          --        (30,710)     (30,710)
                                                   ---------   ---------   ---------   ---------    ---------    ---------
      Balance at May 31, 2007                        430,282   $     430   $ 262,581   $(218,043)   $ (44,968)        --
                                                   =========   =========   =========   =========    =========    =========





















                 See accompanying notes to financial statements




                              RUB A DUB SOAP, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows


                                                                                               For the
                                                           For the Year Ended            Developmental Stage
                                                                  May 31,                    Period From
                                                    ---------------------------------     February 22, 2006
                                                       2007                 2006           to May 31, 2007
                                                    ---------------    --------------    ------------------

Net cash used in operating activities:
   Net loss                                         $(30,710)   $          (72,469)   $          (44,968)
      Adjustments to reconcile net loss to
       net cash used in operating activities:
   Common stock issued in settlement                    --                  15,500
   Stock based compensation                             --                   6,000                 6,000
   Discontinued operations                              --                   4,227                  --
                                                    -------------      --------------        ---------------
       Net cash used in operating activities         (30,710)              (46,742)              (38,968)
                                                    -------------      --------------        ---------------

   Cash flows from financing activities:
      Proceeds (repayment)of notes payable              --                  (6,000)                 --
      Proceeds of related party note payable            --                  (8,500)
      Contribution by principal stockholder           30,710                 8,258                38,968
      Repayment of relayed party notes payable          --                  52,943
                                                    -------------       -------------        -------------

Net cash provided by financing activities             30,710                46,701                38,968
                                                    -------------       -------------        -------------


Net change in cash and cash equivalents                --                     (41)                  --

Cash, beginning of period                              --                      41                   --
                                                    -------------       --------------       --------------

Cash, end of period                                 $  --                $    --          $          --
                                                    =============       ==============      ===============

Supplemental disclosure of cash flow information:
  Cash paid for:
      Interest                                      $   --              $     --          $         --
                                                    =============       ==============      ===============
      Income taxes                                  $   --              $     --          $         --
                                                    =============       ==============      ===============














                 See accompanying notes to financial statements

                              RUB A DUB SOAP, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements

Note 1: Summary of Significant Accounting Policies

Organization and Basis of Presentation

Until February 21, 2006 Rub A Dub Soap, Inc. ("the Company") was engaged in the online retailing of handmade, natural, vegetable-based soaps and gift baskets. As a small online retailer of soaps, the Company was dedicated to serving the natural product enthusiast with a variety of handmade, natural, herbal soaps and gift baskets. Its products were featured on its web site, which is no longer operational.

The Company has ceased its soap business and will attempt to locate a new business(operating company). It will offer itself as a merger vehicle for a company that may desire to go public through a merger rather than through its own public stock offering. The search will be directed toward enterprises who will have the potential for listing the common stock on an exchange such as the NASDAQ or the American Stock Exchange.

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

In December 2006, the FASB approved FASB Staff Position (FSP) No. EITF 00-19-2, "Accounting for Registration Payment Arrangements" ("FSP EITF 00-19-2"), which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, "Accounting for Contingencies". FSP EITF 00-19-2 also requires additional disclosure regarding the nature of any registration payment arrangements, alternative settlement methods, the maximum potential amount of consideration and the current carrying amount of the liability, if any. The guidance in FSP EITF 00-19-2 amends FASB Statements No. 133, "Accounting for Derivative Instruments and Hedging Activities", and No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", and FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure requirement for Guarantees, Including Indirect Guarantees of Indebtedness of Others", to include scope exceptions for registration payment arrangements. FSP EITF 00-19-2 is effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the issuance date of this FSP, or for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years, for registration payment arrangements entered into prior to the issuance date of this FSP. The Company is currently evaluating the impact, if any, on the Company's financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FAS 115" (Statement 159). Statement 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item's fair value in subsequent reporting periods must be recognized in current earnings. Statement 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the potential impact of Statement 159 on our financial statements. We do not expect the impact will be material.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the financial statements upon adoption.

Earnings (loss) per Common Share

Basic net earnings (loss) per share is computed by dividing the net income available to common stockholders (the numerator) for the period by the weighted average number of common shares outstanding (the denominator) during the period. The computation of diluted earnings is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued.

At May 31, 2007, there was no variance between basic and diluted loss per share as there were no potentially dilutive common shares outstanding. All per share data has been retroactively restated to reflect the one for ten reverse stock-split effectuated in March 2006.

Note 2: Change of Control and Disposal of Business

On February 21, 2006, the controlling stockholder, Ms. Powell, sold 280,000 shares (post-split) of common stock of the Company to Halter Capital Corporation, representing 74.6% of the outstanding shares of the Company. As a result of the sale, there was a change in control of the Company. The purchase price of the shares was $12,505 to Ms. Powell and $513,495 to others. Ms. Powell was obligated to pay all existing debts and other obligations of the Company, which totaled approximately $57,500. In addition, the Company transferred and assigned all cash, cash equivalents, prepaid expenses, inventory and accounts receivable, having a book value of $6,468 and all other intangible assets associated with the former disposal of business of the Company to Ms. Powell, in exchange for her resignation and release of all claims. Costs of the transaction were charged to expense.

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

Note 3: Discontinued Operations

As a result of the change in control and the  disposal of business  described in
Note 2, the specialty soap business, which was the Company's primary business since inception in September 28, 2001, was effectively returned to Ms. Powell, the controlling stockholder.

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

Discontinued operations consists of the following:
                                                    Year Ended      Year Ended
                                                   May 31, 2007    May 31, 2006
                                                   ------------    ------------
         Revenues                                  $        --     $        442
         Expenses                                           --           (8,323)
                                                   ------------    ------------
         Loss from discontinued operations         $        --     $     (7,881)
                                                   ============    ============

Note 4: Development Stage Company

Following February 22, 2006, the Company re-entered the development stage and became a development stage enterprise in accordance with SFAS No. 7, Accounting and Reporting by Development Stage Enterprises. The $44,968 loss recognized by the Company from February 22, 2006 through May 31, 2007, is included in the accompanying financial statements as "deficit accumulated during development stage."

The Company currently maintains no business operations and is a shell company in search of a suitable merger candidate.

Note 5: Going Concern

The Company is a development stage company with limited operations, and no continuing source of revenues. Rub A Dub Soap, Inc. has no internal sources of liquidity and does not expect to generate any positive cash flows in the immediate future. These conditions raise substantial doubt about its ability to continue as a going concern.

The Company's principal business currently is to locate and consummate a merger or acquisition with a private entity. Because of the Company's current status having no assets and no recent operating history, in the event the Company does successfully acquire or merge with an operating business opportunity, it is likely that the Company's current stockholders will experience dilution, resulting in a change in control of the Company.

Note 6: Related Party Transactions

During the date from which the Company was purchased (February 22, 2006) through May 31, 2007, the principal stockholder paid certain legal and accounting expenses on behalf of the Company. The expenses, totaled $30,710 and $44,968 for the year ended May 31, 2007, and from the development stage period (February 22, 2006) through May 31, 2007, respectively. These expenses were recorded as general and administrative expenses with a corresponding credit to additional paid-in capital.

Note 7: Income taxes

The following is a reconciliation of the Statutory Federal income tax rate of 35% to the effective rate.

                                                             2007       2006
                                                           --------    --------
Federal income tax (benefit) at statutory rate             $(11,000)   $(25,000)
State income tax (benefit), net of Federal effect            (2,000)     (2,000)
Permanent differences - stock based compensation                -         8,000
Change in valuation allowance                                13,000      19,000
                                                           --------    --------
                                                           $    -0-    $    -0-
                                                           ========    ========

As of May 31, 2007, the Company has net operating losses totaling approximately $154,000, which have been fully reserved as the utilization of these losses is unlikely. The losses expire at various dates through 2027. In addition, any future changes in ownership, as defined in section 382 of the Internal Revenue Code, may further limit such utilization.

The following represents the Company's deferred tax assets as of May 31, 2006:

         Net operating losses                   $ 60,000
         Valuation allowance                     (60,000)
                                                --------
                                                $    -0-
                                                ========

Note 8: Litigation Settlement - Common Stock issuance

During October 2005, the Company entered into a settlement agreement with its former attorney who had sued for back fees. Pursuant to the agreement, the Company paid its former attorney $9,000 in cash of which $6,000 was for the face amount of the two notes declared in previous filings and $591 was for the accrued interest on the notes and satisfied all obligations relating to the promisory notes payable to her. The Company also delivered to her 5,000 shares of restricted common stock. The stock issuance was a non-cash transaction and was recorded at the market value of the Company's common stock on the transaction date. The parties have further stipulated for a dismissal with prejudice of any and all litigation pending between them. Stock-based compensation of $15,500 and other litigation expense of $2,409 were recorded in the accompanying financial statements for the year ended May 31, 2006.

Note 9: Reverse Split of Common Stock

On March 16, 2006 the stockholders approved the re-incorporation of the Company in Nevada and in connection therewith a one-for-ten reverse split of the common stock that became effective April 17, 2006. To effectuate the reincorporation, on April 4, 2006 the Company merged with newly formed Rub a Dub Soap, Inc., incorporated in the State of Nevada. The reverse stock split is presented retroactively for all periods presented.

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

July 3, 2007                               RUB A DUB SOAP, INC.


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

July 3, 2007


                                             /s/ Pam J. Halter
                                            ------------------------------------
                                             Pam J. Halter, Secretary
                                             Treasurer and Director (Principal),
                                             Financial and Accounting Officer)


July 3, 2007


                                             /s/ Kevin B. Halter, Jr.
                                            ------------------------------------
                                            Kevin B. Halter, Jr., President
                                            Chief Executive Officer and Director