Form 10QSB
period 2007-08-31
RUB A DUB SOAP INC
filed 2007-10-02
CIK 1169138

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended August 31, 2007

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

                                 Yes [X] No [ ]

     As of September 25, 2007, registrant had outstanding 430,282 shares of the registrant's common stock, and the aggregate market value of such shares held by non-affiliates of the registrant (based upon the closing bid price of such shares as listed on the Over-the-Counter Bulletin Board on September 25, 2007 was approximately $219,000

     Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

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





   Item 6.  Exhibits......................................................... 10

Signatures................................................................... 10

                              RUB A DUB SOAP, INC.
                          (A Development Stage Company)
                                  Balance Sheet
                                   (Unaudited)




                                 August 31, 2007

                                     Assets



Total assets ............................................             $    --
                                                                      =========

                              Stockholders' Equity

Stockholders' deficit:
    Common stock,$.001 par value. Authorized 100,000,000
        Shares, issued and outstanding 430,282 shares                       430
    Additional paid-in capital..........................                270,531
    Accumulated deficit.................................               (218,043)
    Deficit accumulated during development stage                        (52,918)
                                                                      ---------

               Total stockholders' equity                              $    --
                                                                      =========






















                 See accompanying notes to financial statements



                              RUB A DUB SOAP, INC.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)



                                                                                For the
                                                                              Developmental
                                                     Three Months Ended       Stage Period
                                                        August 31           February 22, 2006
                                              --------------------------           to
                                                  2007            2006       August 31, 2007
                                              -----------    -----------   ------------------

Revenue:
   Sales
                                              $   --            $   --            $   --

Costs and expenses:
   Cost of sales                                  --                --                --


   General and administrative expenses           7,950            13,629            52,918

                                              --------          --------          --------

   Total costs and expenses                      7,950            13,629            52,918
                                              --------          --------          --------

   Loss from continuing operations
     before income taxes                        (7,950)          (13,629)          (52,918)

   Provision for income taxes                     --                --                --

                                              --------          --------          --------

   Net loss from continuing operations          (7,950)          (13,629)          (52,918)
                                              --------          --------          --------
Loss from operations of discontinued
   component (including loss on disposal
     of -0-), net of tax                          --                --                --
                                              --------          --------          --------
            Loss on discontinued operations       --             (13,629)             --
                                              --------          --------          --------

Net loss                                      $ (7,950)         $(13,629)         $(52,918)
                                              ========          ========          ========
Basic and diluted loss per share              $  (0.02)         $  (0.03)         $  (0.12)
                                              ========          ========          ========
Weighted average common shares outstanding
                       - Basic and Diluted     430,282           430,282           424,229
                                              ========          ========          ========











                 See accompanying notes to financial statements



                              RUB A DUB SOAP, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)




                                                                                             For the
                                                        For the Three Months Ended      developmental stage
                                                                 August 31,                 period from
                                                     --------------------------------    February 22, 2006
                                                          2007              2006         to August 31, 2007
                                                     --------------     --------------    -----------------

Net cash used in operating activities:
       Net loss                                     $     (7,950)          $(13,629)          $(52,918)
          Adjustments to reconcile net loss to
           net cash used in operating activities:
       Stock based compensation                             --                 --                6,000
       Discontinued operations                              --                 --                 --
                                                        --------           --------           --------
                                                          (7,950)           (13,629)           (46,918)
                                                        --------           --------           --------

       Cash flows from financing activities:
          Proceeds of related party note payable            --                 --                 --
          Contribution by principal stockholder            7,950             13,629             46,918
                                                        --------           --------           --------

Net cash provided by financing activities                  7,950             13,629             46,918
                                                        --------           --------           --------


Net change in cash and cash equivalents                     --                 --                 --

Cash, beginning of period                                   --                 --                 --
                                                        --------           --------           --------

Cash, end of period                                     $   --             $   --             $   --
                                                        ========           ========           ========

Supplemental disclosure of cash flow information:
    Cash paid for:
       Interest                                         $   --             $   --             $   --
                                                        ========           ========           ========
       Income taxes                                     $   --             $   --             $   --
                                                        ========           ========           ========


















                 See accompanying notes to financial statements



                              RUB A DUB SOAP, INC.
                          (A Development Stage Company)

                  Statements of Changes in Stockholders' Equity


                                                                               Deficit
                                                                             accumulated
                               Common stock         Additional                 during
                            ---------------------    paid-in   Accumulated   development
                              Shares      Amount     capital     deficit       stage        Total
                            ---------   ---------   ---------   ---------    ---------    ---------

Balance at May 31, 2004       375,282   $     375   $ 217,668   $(159,832)   $    --      $  58,211

Contribution by principal
   stockholder                   --          --         8,258        --           --          8,258

Common stock issued
 ($.12 per share)              55,000          55       5,945        --           --          6,000

Net loss                         --          --          --       (58,211)     (14,258)     (72,469)
                            ---------   ---------   ---------   ---------    ---------    ---------
Balance at May 31, 2006       430,282         430     231,871    (218,043)     (14,258)        --

Contribution by principal        --          --        30,710        --           --         30,710
   stockholder

Net loss                         --          --          --          --        (30,710)     (30,710)
                            ---------   ---------   ---------   ---------    ---------    ---------
Balance at May 31, 2007       430,282         430     262,581    (218,043)     (44,968)        --
                            =========   =========   =========   =========    =========    =========

Contribution by principal        --          --         7,950        --           --          7,950
   stockholder

Net loss                         --          --          --          --         (7,950)      (7,950)
                            ---------   ---------   ---------   ---------    ---------    ---------
Balance at
    August 31, 2007           430,282   $     430   $ 270,531   $(218,043)   $ (52,918)   $    --
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

At August 31, 2007, there was no variance between basic and diluted loss per share as there were no potentially dilutive common shares outstanding. All per share data has been retroactively restated to reflect the one for ten reverse stock-split effectuated in March 2006.

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

Note 4: Development Stage Company

Following February 22, 2006, the Company re-entered the development stage and became a development stage enterprise in accordance with SFAS No. 7, Accounting and Reporting by Development Stage Enterprises. The $52,918 loss recognized by the Company from February 22, 2006 through August 31, 2007, is included in the accompanying financial statements as "deficit accumulated during development stage."

The Company currently maintains no business operations and is a shell company in search of a suitable merger candidate.

Note 5: Related Party Transactions

During the date from which the Company was purchased (February 22, 2006) through August 31, 2007, the principal stockholder paid certain legal and accounting expenses on behalf of the Company. The expenses, totaled $7,950 and $46,918 for the period ended August 31, 2007, and from inception (February 22, 2006) through August 31, 2007, respectively. These expenses were recorded as general and administrative expenses with a corresponding credit to additional paid-in capital.

Note 6: Litigation Settlement - Common Stock issuance

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

Note 7: Reverse Split of Common Stock

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

Note 8: - Common Stock issuance

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


                                                RUB A DUB SOAP, INC.


Date: October 2, 2007                         By: /s/ Kevin Halter, Jr.
                                                --------------------------------
                                                Kevin Halter, Jr., President and
                                                Principal Accounting Officer