Form 10QSB
period 2007-11-30
RUB A DUB SOAP INC
filed 2008-01-15
CIK 1169138

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended November 30, 2007

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

                                 Yes [X] No [ ]

     As of January 15, 2008, registrant had outstanding 912,214 shares of the registrant's common stock, and the aggregate market value of such shares held by non-affiliates of the registrant (based upon the closing bid price of such shares as listed on the Over-the-Counter Bulletin Board on January 14, 2008 was approximately $121,205

    Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

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




                                November 30, 2007

                                     Assets



Total assets ...........................................              $    --
                                                                      =========

                              Stockholders' Equity

Stockholders' deficit:
    Common stock,$.001 par value. Authorized 100,000,000
        Shares, issued and outstanding 912,214 shares ..                    912
    Additional paid-in capital .........................                271,548
    Accumulated deficit ................................               (218,043)
    Deficit accumulated during development stage .......                (54,417)
                                                                      ---------

               Total stockholders' equity ..............              $    --
                                                                      =========



















                 See accompanying notes to financial statements



                              RUB A DUB SOAP, INC.
                          (A Development Stage Company)
                            Statements of Operations
                                   (Unaudited)



                                                                                                                    For the
                                                         For the                       For the                    Developmental
                                                     Three Months Ended             Six Months Ended            Stage Period From
                                                       November 30,                  November    30,            February 22, 2006
                                            ------------------------------     -------------------------               to
                                                 2007             2006             2007           2006          November 30, 2007
                                            -------------    -------------     -----------     ----------       -----------------

Revenue:
   Sales .................................$       --      $        --        $        --      $      --       $      --

Costs and expenses:
   Cost of sales .........................        --               --                 --            --               --

   General and administrative expenses ...       1,500            5,045            9,450         18,674            54,417

                                           --------------    -------------     ------------   ------------     ------------
   Total costs and expenses ..............       1,500            5,045            9,450         18,674            54,417
                                           --------------    -------------     ------------   ------------     ------------
   Loss from continuing operations
     before income taxes .................      (1,500)         ( 5,045)         ( 9,450)       (18,674)          (54,417)

   Provision for income taxes ............        --               --                --            --                --
                                           --------------    -------------    -------------   ------------     ------------
Net loss .................................$     (1,500)     $   ( 5,045)    $    ( 9,450)   $   (18,674)     $    (54,417)
                                           =============    =============     =============   ============     ============
Basic and diluted loss per share .........$      (0.00)     $     (0.01)    $      (0.01)   $     (0.02)     $      (0.06)
                                           =============    =============     =============   ============     ============
Weighted average common shares outstanding
                       - Basic and Diluted      912,214         912,214           912,214        912,214          901,133
                                           =============    =============     =============   ============     ============









                 See accompanying notes to financial statements


                              RUB A DUB SOAP, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                                     For the
                                                           For the Six Months Ended            Developmental Stage
                                                                    November 30,                    Period From
                                                    ----------------------------------------     February 22, 2006
                                                           2007                  2006          to November 30, 2007
                                                    ------------------    ------------------    ------------------

Net cash used in operating activities:
   Net loss                                         $          ( 9,450)   $         (18,674)   $          (54,417)
      Adjustments to reconcile net loss to
       net cash used in operating activities:
   Stock based compensation                                       --                    --                  6,000
   Discontinued operations                                        --                    --                   --
                                                    ------------------    ------------------    ------------------
                                                               ( 9,450)              (18,674)             (48,417)
                                                    ------------------    ------------------    ------------------

   Cash flows from financing activities:
      Proceeds (repayment)of notes payable                        --                       --
--
      Proceeds of related party note payable                      --                    --                   --
      Contribution by principal stockholder                      9,450                18,674               48,417
                                                    ------------------    ------------------    ------------------

Net cash provided by financing activities                        9,450                18,674               48,417
                                                    ------------------    ------------------    ------------------


Net change in cash and cash equivalents                           --                      --                  --

Cash, beginning of period                                         --                      --                  --
                                                    ------------------    ------------------    ------------------

Cash, end of period                                 $             --      $               --    $             --
                                                    ==================    ==================    ==================

Supplemental disclosure of cash flow information: Cash paid for:
      Interest                                      $             --      $             --      $             --
                                                    ==================    ==================    ==================
      Income taxes                                  $             --      $             --      $             --
                                                    ==================    ==================    ==================














                 See accompanying notes to financial statements


                              RUB A DUB SOAP, INC.
                          (A Development Stage Company)

                  Statements of Changes in Stockholders' Equity
                                   (Unaudited)

                                                                                       Deficit
                                                                                     accumulated
                                   Common stock          Additional                     during
                            -------------------------     paid-in     Accumulated    development
                               Shares        Amount       capital       deficit         stage          Total
                            -----------   -----------   -----------   -----------    -----------    -----------


Balance at February 22, 2006    795,612   $       795   $   217,248   $ (159,832)   $      --      $    58,211

Contribution by principal
   stockholder                     --            --           8,258          --             --           8,258

Common stock issued
 ($.05 per share)               116,602           117         5,883          --             --           6,000

Net loss                           --            --            --        (58,211)       (14,258)       (72,469)
                            -----------   -----------   -----------   -----------     -----------    -----------
Balance at May 31, 2006         912,214           912       231,389     (218,043)       (14,258)          --

Contribution by principal          --            --          30,709          --             --          30,709
   stockholder

Net loss                           --            --            --            --         (30,709)       (30,709)
                            -----------   -----------   -----------   -----------     -----------    -----------
Balance at May 31, 2007         912,214           912       262,098     (218,043)       (44,967)          --

Contribution by principal          --            --           9,450          --             --           9,450
   stockholder

Net loss                           --            --            --            --         ( 9,450)       ( 9,450)
                            -----------   -----------   -----------   -----------     -----------    -----------
Balance at
    November 30, 2007           912,214   $       912   $   271,548   $ (218,043)   $   (54,417)   $      --
                            ===========   ===========   ===========   ===========     ===========    ===========















                 See accompanying notes to financial statements

                              RUB A DUB SOAP, INC.
                          (A Development Stage Company)
                          Notes to Financial Statements


Note 1: Summary of Significant Accounting Policies

Basis of Presentation

The interim financial statements presented herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the Company's annual financial statements for the period ended November 30, 2007, notes and accounting policies thereto included in the Company's Annual Report on Form 10-KSB as filed with the SEC.

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

FASB 141(revised 2007) - Business Combinations

In December 2007, the FASB issued FASB Statement No. 141 (revised 2007), Business Combinations. This Statement replaces FASB Statement No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This Statement's scope is broader than that of Statement 141, which applied only to business combinations in which control was obtained by transferring consideration. By applying the same method of accounting--the acquisition method--to all transactions and other events in which one entity obtains control over one or more other businesses, this Statement improves the comparability of the information about business combinations provided in financial reports.

This Statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement. That replaces Statement 141's cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values.

This Statement applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses (the acquirer), including those sometimes referred to as "true mergers" or "mergers of equals" and combinations achieved without the transfer of consideration, for example, by contract alone or through the lapse of minority veto rights. This Statement applies to all business entities, including mutual entities that previously used the pooling-of-interests method of accounting for some business combinations. It does not apply to: (a) The formation of a joint venture, (b) The acquisition of an asset or a group of assets that does not constitute a business, (c) A combination between entities or businesses under common control, (d) A combination between not-for-profit organizations or the acquisition of a for-profit business by a not-for-profit organization.

This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

FASB 160 - Noncontrolling Interests in Consolidated Financial Statements
         - an amendment of ARB No. 51

In December 2007, the FASB issued FASB Statement No. 160 - Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51. This Statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. Not-for-profit organizations should continue to apply the guidance in Accounting Research Bulletin No. 51, Consolidated Financial Statements, before the amendments made by this Statement, and any other applicable standards, until the Board issues interpretative guidance.

This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this Statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This Statement improves comparability by eliminating that diversity.

A noncontrolling interest, sometimes called a minority interest, is the portion of equity in a subsidiary not attributable, directly or indirectly, to a parent. The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require: (a) The ownership interests in subsidiaries held by parties other than he parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent's equity, (b) The amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, (c) Changes in a parent's ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. A parent's ownership interest in a subsidiary changes if the parent purchases additional ownership interests in its subsidiary or if the parent sells some of its ownership interests in its subsidiary. It also changes if the subsidiary reacquires some of its ownership interests or the subsidiary issues additional ownership interests. All of those transactions are economically similar, and this Statement requires that they be accounted for similarly, as equity transactions,
(d) When a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any noncontrolling equity investment rather than the carrying amount of that retained investment, (e) Entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.

This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. This Statement shall be applied prospectively as of the beginning of the fiscal year in which this Statement is initially applied, except for the presentation and disclosure requirements. The presentation and disclosure requirements shall be applied retrospectively for all periods presented. Management believes this Statement will have no impact on the financial statements of the Company once adopted.

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

At November 30, 2007, there was no variance between basic and diluted loss per share as there were no potentially dilutive common shares outstanding. All per share data has been retroactively restated to reflect the one for ten reverse stock-split effectuated in March 2006.

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

Pursuant to that policy, on October 26, 2007, we entered into a Stock Purchase Agreement with Zhongsen International Company Group, Ltd., a Hong Kong corporation ("Zhongsen") and its sole shareholder, Kai Chen, as the Seller for the issuance and sale to the Seller of shares of common stock equal to 96.5% of all shares outstanding, in exchange for 100% of the outstanding common stock of Zhongsen. The purchase price was determined on the basis of arms-length negotiations between unrelated parties. Closing will occur upon satisfaction of all conditions in the Agreement. Zhongsen own subsidiaries in the People's Republic of China and overseas, that are engaged in the distribution and sale of tires and rubber.

Note 5: Related Party Transactions

During the date from which the Company was purchased (February 22, 2006) through August 31, 2007, the principal stockholder paid certain legal and accounting expenses on behalf of the Company. The expenses, totaled $9,450 and $54,417 for the six month period ended November 30, 2007, and from inception (February 22, 2006)through November 30, 2007, respectively. These expenses were recorded as general and administrative expenses with a corresponding credit to additional paid-in capital.

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

On October 25, 2007 the Company's Board of Directors declared a 2.12 for 1 forward stock split in the form of a dividend of 1.12 shares for each share of common stock outstanding on the record date. The record date for the stock dividend was November 12, 2007, and the payment date was November 15, 2007. The consolidated financial statements Presented herein have been restated to reflect the reverse stock split as if it had occurred at the beginning of each period presented. All share and per share information included in these financial statements has been adjusted to reflect this reverse stock split. Currently, the Company has 100,000,000 shares of common stock authorized.

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

Pursuant to that policy, on October 26, 2007, we entered into a Stock Purchase Agreement with Zhongsen International Company Group, Ltd., a Hong Kong corporation ("Zhongsen") and its sole shareholder, Kai Chen, as the Seller for the issuance and sale to the Seller of shares of common stock equal to 96.5% of all shares outstanding, in exchange for 100% of the outstanding common stock of Zhongsen. The purchase price was determined on the basis of arms-length negotiations between unrelated parties. Closing will occur upon satisfaction of all conditions in the Agreement. Zhongsen own subsidiaries in the People's Republic of China and overseas, that are engaged in the distribution and sale of tires and rubber.








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


                                                RUB A DUB SOAP, INC.


Date: January 15, 2008                         By: /s/ Kevin Halter, Jr.
                                                --------------------------------
                                                Kevin Halter, Jr., President and
                                                Principal Accounting Officer