Form 10-Q
period 2008-03-31
RUB A DUB SOAP INC
filed 2008-05-09
CIK 1169138

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒     Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2008

☐     Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period __________ to __________

Commission File Number: 000-52142

RUB A DUB SOAP, INC.
(Exact name of registrant as specified in its charter)

Nevada	84-1609495
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

No. 177 Chengyang Section
308 National Highway
Danshan Industrial Area
Qingdao, China 266109
(Address of principal executive offices)

(86) 532-8779-8766
(Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

☒ Yes             ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes             ☒ No

The number of shares outstanding of each of the issuer's classes of common equity, as of May 6, 2008 is as follows:

Class of Securities	Shares Outstanding
----------------------------------	----------------------------------
Common Stock, $0.001 par value	26,000,000

TABLE OF CONTENTS

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

RUB A DUB SOAP INC.
Consolidated Balance Sheets
	March 31, 2008	December 31, 2007
	Unaudited	Audited
	US$	US$
ASSETS
CURRENT ASSETS
Cash and cash equivalents	14,167,144	2,108,631
Restricted cash	10,619,711	8,534,135
Notes receivable	1,806,694	1,738,286
Accounts receivable, net	18,835,482	18,957,856
Related party receivables	30,892,706	31,508,703
Inventories, net	15,379,681	10,384,620
Other receivables	10,634,158	8,681,783
Prepayments and other assets	6,004,285	6,448,517
Total Current Assets	108,339,861	88,362,531

RELATED PARTIES RECEIVABLES (NON CURRENT)	36,501,633	28,967,410

PROPERTY, PLANT & EQUIPMENT, net	5,918,861	5,812,963

INVESTMENT	48,418	46,486

	150,808,773	123,189,390

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Short term borrowings	74,463,014	55,505,353
Notes payable	16,846,572	16,174,239
Accounts payable	17,774,828	21,121,952
Related party payables	15,138,472	5,064,636
Other payables and accruals	827,054	1,740,015
Taxes payable	2,472,197	2,059,348
Other liabiltities	296,118	274,715
Advance from customers	1,814,199	1,964,681
Total Current Liabilities	129,632,454	103,904,939

STOCKHOLDERS' EQUITY
Common stock - authorized 100,000,000 shares, $0.001 par value; issued and outstanding 26,000,000 shares and 25,090,000 shares	26,000	25,090
Appropriated retained earnings	1,254,002	1,254,002
Unappropriated retained earnings	17,478,082	16,513,120
Accumulated other comprehensive income	2,418,235	1,492,239
Total Stockholders' Equity	21,176,319	19,284,451
	150,808,773	123,189,390

See accompanying notes.

RUB A DUB SOAP INC.
Consolidated Statements of Operations and Comprehensive Income

	Three Months Ended March 31,
	2008	2007
	Unaudited	Unaudited
	US$	US$
REVENUES
Sales	67,241,880	70,723,172
Commissions and other	137,626	138,045
	67,379,506	70,861,217
COSTS AND EXPENSES
Cost of sales	62,959,455	67,901,096
Freight charges	777,370	884,381
Commissions and rebates	-	37,363
Insurance	51,907	51,295
Selling Expenses	748,033	599,305
General and Administrative Expenses	204,991	161,041
	64,741,756	69,634,481
INCOME FROM OPERATIONS	2,637,750	1,226,736

OTHER INCOME (EXPENSES)
Miscellaneous income	-	54,755
Interest expense (net)	(1,534,308)	(502,224)
	(1,534,308)	(447,469)
INCOME BEFORE INCOME TAXES	1,103,442	779,267
Provision for income taxes	137,569	86,562
NET INCOME	965,873	692,705
OTHER COMPREHENSIVE INCOME
Foreign currency translation loss	(36,814)	(6,442)
COMPREHENSIVE INCOME	929,059	686,263

EARNINGS PER COMMON SHARE:
Basic and Diluted	0.04	0.03

AVERAGE COMMON SHARES OUTSTANDING	25,610,000	25,090,000

See accompanying notes.

RUB A DUB SOAP INC.
Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2008	2007
	Unaudited	Unaudited
	US$	US$
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	965,873	692,704
Adjustments to reconcile net income to net cash
used by operating activities:
Depreciation	226,946	217,603
Changes in operating assets and liabilities
Accounts receivable	122,374	(2,483,269)
Notes receivable	(68,408)	605,117
Related party receivables	(6,918,226)	340,474
Inventories	(4,995,061)	(1,988,614)
Other receivables	(1,952,375)	854,859
Prepayments and other assets	444,232	(6,215,779)
Accounts payable	(3,347,124)	9,002,425
Notes payable	672,333	428,602
Related party payables	10,073,836	(3,315,847)
Other payables and accruals	(912,961)	1,154,232
Taxes payable	412,849	605,055
Other liabilities	21,403	32,148
Advances from customers	(150,482)	4,846,901
Net Cash Provided (Used) by Operating Activities	(5,404,791)	4,776,611

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(40,479)	(49,410)
Increase in restricted cash	(2,085,576)	(632,904)
Investment	(1,932)	(76)
Construction in progress	(1,489)	(331)
Net Cash Used by Investing Activities	(2,129,476)	(682,721)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in short term borrowings	18,957,661	(2,850,724)
Net Cash Provided (Used) by Financing Activities	18,957,661	(2,850,724)
Effect of exchange rate change on cash	635,119	(293,023)

NET INCREASE IN CASH AND CASH EQUIVALENTS	12,058,513	950,143
CASH AND CASH EQUIVALENTS, beginning of period	2,108,631	4,311,388
CASH AND CASH EQUIVALENTS, end of period	14,167,144	5,261,531

SUPPLEMENTAL DISCLOSURES
Interest paid	1,553,846	980,496
Income taxes paid	8,607	21,732

See accompanying notes.

RUB A DUB SOAP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Nature of Business and Summary of Significant Accounting Policies:

Organization

Rub A Dub Soap Inc. ("RUBD") is a Nevada corporation originally incorporated on September 28, 2001 in Colorado and re-incorporated in Nevada on March 6, 2006. We did not engage in active operation other than searching for potential business opportunities for acquisition before we completed the acquisition transaction with Zhongsen International Company Group Limited ("Zhongsen International"), a corporation formed under the Laws of the Special Administrative Region of Hong Kong of the People's Republic of China.

On October 26, 2007, we entered into a Stock Purchase Agreement with Zhongsen International. Pursuant to the Agreement, at the closing on February 5, 2008, we acquired all of the issued and outstanding capital stock of Zhongsen from the Zhongsen shareholders in exchange for 25,090,000 shares of our common stock. The acquisition is reverse acquisition transaction and has been accounted for as a recapitalization effected by a share exchange. Zhongsen International is considered as the acquirer for accounting and financial reporting purposes and RUBD as acquired entity. The assets and liabilities of the acquired entity have been brought forward at their book value and no goodwill has been recognized.

We are a holding company that only operates through Zhongsen International's wholly owned subsidiaries: Qingdao Free-Trading Zone Sentaida International Trade Company Limited ("F.T.Z. Sentaida"), Qingdao Sentaida Tires Limited ("Sentaida Tires") and Zhongsen Holdings Limited ("Zhongsen Holdings"). Both F.T.Z. Sentaida and Sentaida Tires are companies incorporated under the Laws of People's Republic of China, and Zhongsen Holdings is incorporated in the British Virgin Island under the International Business Company Act (Cap.291).

Nature of Business

We primarily engage in the global marketing and distribution of tires and rubber without any tire manufacturing operations. We are one of the largest integrated tire and rubber marketers and distributors in China. Our business scope can be generally divided into three main business divisions: rubber import and distribution, tire export, and tire domestic wholesale and retail, which generated approximately 60%, 20% and 20% of its consolidated net sales respectively in the quarter ended March 31, 2008. We position ourselves as an intermediary between international rubber producers and Chinese tire manufacturers and as an active marketer of tires for the tire manufacturers in the very fragmented replacement tire market. We aim at becoming a major player in the world tire and rubber market through steady organic growth, expansion into new markets, entry into the retail service market and an aggressive acquisition strategy.

The Company's Rubber Import/Distribution Division operates under F.T.Z. Sentaida and Zhongsen Holdings. We have established close business relationships with the world's top rubber suppliers in Southeast Asia and our rubber products cover a wide range of natural rubbers and synthetic rubbers. Our client base has covered a majority of the top Chinese and foreign-invested tire manufacturers in China. In the first quarter of 2008, it generated about $40 million revenues, represented 60% of the Company's consolidated revenues.

The Company's Tires Export Division, operating under both F.T.Z. Sentaida and Zhongsen Holdings, has established a long-term export agent relationship with major Chinese tire manufacturers and exports tires to over 40 countries across North America, Europe, South Asia and Africa. Our product range includes nearly all types of rubber tires such as TBR, OTR, LTR, UHP, PCR, bias tires and radial heavy duty tires. In the first quarter of 2008, it generated about $13 million revenues, accounted for 20% of the Company's consolidated revenues.

RUB A DUB SOAP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company's Tire Domestic and Distribution Division, operating under Sentaida Tires, provides a critical link between major tire manufacturers and the highly fragmented replacement tire market in China. We have one of the largest independent tire distribution networks in China with major regional distribution centers selling to around one thousand (1,000) independent tire dealers, retailers and corporation clients. It has the most complete product offering in the tire replacement market. In the first quarter of 2008, it contributed about $13 million revenues, accounted for 20% of the Company's consolidated revenues.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the holding company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Before acquisition with Zhongsen International, RUBD had "zero" equity; and after the acquisition, RUBD did not have any operations and not incurred any expenses. Therefore, the accompanying consolidated financial statements include the accounts of Zhongsen International and accounts of Zhongsen's wholly-owned subsidiaries and the shares issued in connection with the acquisition on February 5, 2008 are treated as if they were outstanding for all prior periods.

Use of Estimates

The preparation of financial statements on conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all deposits with an original maturity of three months or less and short-term highly liquid investments, which are readily convertible into cash to be cash and cash equivalents in the consolidated financial statements.

All cash in banks in China is placed with accredited financial institutions but it is uninsured. Although China is considered economically stable, it is possible that unanticipated events could disrupt banks' operations. Therefore, the Company has a credit risk exposure of uninsured cash in banks.

Revenue Recognition

SAB 104 outlines four criteria that all publicly held companies have to follow to recognize revenue: 1. Persuasive evidence of an arrangement exists. 2. Delivery has occurred or services have been rendered. 3. The seller's price to the buyer is fixed or determinable. 4. Collectibility is reasonably assured. The Company recognizes revenue when title and risk of loss passes to the customer and the above criteria have been met. Besides the above criteria, for F.T.Z Sentaida and Zhongsen Holdings, they also recognize the revenue upon shipment of products, provided title and responsibility have passed and the above mentioned criteria 1, 3 and 4 have been met.

In general, the Company does not allow customers to return products unless there are defects in manufacturing or workmanship. Sales returns need to go through a strict process and have to be authorized by management. Sales returns are continually monitored. Based on historical experience of actual returns, management believes that the Company does not need to have a provision for sales returns.

RUB A DUB SOAP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Concentration of Credit Risk

In the normal course of business, the Company may give credit to its customers after performing a credit analysis based on a number of financial and other criteria. The Company performs ongoing credit evaluations of customers' financial condition and does not normally require collateral. However, letters of credit and other security are occasionally required for certain new and existing customers.

In the consolidated net sales, the concentration of risk mainly comes from the customers of F.T.Z. Sentaida and Zhongsen Holdings. The top ten customers accounted for approximately 58% and 49% of the consolidated net sales for the first quarter in 2008 and 2007, respectively.

Accounts receivable

The top ten of our customers accounted for 70% and 66% of the accounts receivable as of March 31, 2008 and 2007, respectively. In the first quarter of 2008, each of the two largest customers accounted for 13% of the accounts receivable. The third and the fourth largest customers accounted for 10% and 9% of the accounts receivable, respectively.

Allowance for doubtful accounts

The Company would provide an allowance for doubtful accounts to ensure that accounts receivable and other receivables are not overstated due to any uncollectible accounts. Based on management's evaluation of the customers' ability to make payment, the probability of inability to pay is low; therefore, the Company did not make any allowance for doubtful accounts.

Inventories

For Sentaida Tires, inventories consist primarily of automotive tires, wheels, automotive service accessories and related products. Inventories are valued at the lower of cost (computed in accordance with the weighted average method) or market. The Company performs periodic assessments to determine the existence of obsolete, slow-moving and non-saleable merchandise. If any, these merchandise would be sold on discount or returned to vendors at discount in exchange for other merchandise relatively more easier to sell. However, based on management's experience and assessments, the level of obsolete and slow-moving merchandise was very low and we believe there is no need to have an allowance for obsolescence. Terms with a majority of the Company's tires vendors allow return of tires products, within limitations, specified in their supply agreements. The inventory of Sentaida Tires as of March 31, 2008 was approximately $10.3 million.

For Zhongsen Holdings and F.T.Z Sentaida, the inventory for rubber and tires are stated at the lower of cost (computed in accordance with the first-in-first-out method) or market. There was no inventory kept in Zhongsen Holdings, while F.T.Z. Sentaida maintains inventory at minimum level. Management adjusts the inventory level based on the fluctuation of the demand for rubber. As of March 31, 2008, the inventory of rubber in F.T.Z. Sentaida was approximately $5.0 million.

Property and Equipment

Property and equipment are stated at cost at the date of acquisition. The Company adopts the straight-line method of depreciation at annual rates sufficient to depreciate the cost of the assets less estimated salvage value over the assets' estimated useful lives. Maintenance and repair expenditures are charged to expense as incurred and expenditures for improvements and major renewals are capitalized. When an asset is sold or retired, the carrying amounts of the assets and the related accumulated depreciation is removed from the account in the year of disposal, and any resulting gain or loss is reflected in the statement of operations. Depreciation is determined by using the straight-line method based on the following estimated useful lives:

Buildings	20 years
Machinery and equipment	5 years
Office equipment	5 years
Vehicles and other	5-8 years

RUB A DUB SOAP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

These buildings are bought and used by the Company's Chain Stores to provide car services, retail tires and other merchandise used in cars. In China, land use rights are combined with buildings, especially for commercial property.

Office building, warehouses and the related land that currently used by the Company are not held under the Company's name. They are held by Sentaida Rubber, one of the Company's related parties. The office building, warehouses and related land used by the Company are free of charge.

Impairment

Impairments of long-lived assets are recognized when events or changes in circumstances indicate that the carrying amount of the asset or related groups of assets may not be recoverable and the Company's estimate of undiscounted cash flows over the assets' remaining estimated useful lives are less than the assets' carrying value. Measurement of the amount of impairment may be based on appraisals, market values of similar assets or estimated discounted future cash flows resulting from the use and ultimate disposition of the asset.

Throughout the reporting periods, management has reviewed the carrying value of long-term fixed assets for impairment when events or circumstances indicate possible impairment. Management has concluded that the estimated future cash flows anticipated to be generated during the remaining life of these assets support their current net carrying value, thus, no impairment charges have been recorded for such periods.

Goodwill and Other Intangible Assets

Under SFAS No. 142 "Goodwill and Other Intangible Assets," goodwill and intangible assets with indefinite lives are no longer amortized, but are tested for impairment annually and more frequently in the event of an impairment indicator. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives, and reviewed whenever events or circumstances indicate impairment may exist.

Foreign currency translation

The functional currency of the Company is Chinese Yuan (RMB) and their reporting currency is the US dollar. Consolidated balance sheet accounts are translated into US dollars at the period-end exchange rate and all revenue and expenses are translated into US dollars at the average exchange rate prevailing during the period in which these items arise. Translation gains and losses are deferred and accumulated as a component of other comprehensive income in the shareholders' equity section of the balance sheet. Exchange transaction gains and losses that arise from exchange rate fluctuations affecting transactions denominated in a currency other than the functional currency are included in the statement of operation as incurred. The foreign currency exchange loss in the first quarter 2008 was $36,814 and $6,442 for the same period in 2007.

Fair Value of Financial Instruments

SFAS No. 107, "Disclosures about Fair Values of Financial Instruments", requires disclosing fair value to the extent practicable for financial instruments that are recognized or unrecognized in the balance sheet. The fair value of the financial instruments disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement.

For certain financial instruments, including cash, current accounts receivable, related party receivables and other receivables, accounts payable, other payables and accruals, and short term debt, it is assumed that the carrying amounts approximate fair value because of the near term maturities of such obligations. The carrying value of revolving credit facility approximates their fair value due to the variable rate of interest paid. For long-term debt, the carrying amount is assumed to approximate fair value based on the current rates at which the Company could borrow funds with similar terms. Non-current accounts receivable is also assumed to approximate cost, because they are expected to be settled for property and equipment in the near future.

RUB A DUB SOAP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Vendor Rebates

The Company receives rebates from its vendors under a number of different programs. Many of the vendor programs provide for the Company to receive rebates when any of a number of measures is achieved, generally related to the volume of purchases. These rebates are accounted for as a reduction to the price of the product, which reduces the carrying value of inventory. Throughout the reporting periods, the amount recognized for quarterly rebates is based on purchases that management considers probable for the periods. These estimates are continually revised to reflect rebates earned based on actual purchase level.

Customer Rebates

The Company offers rebates to its customers under a number of different programs. The majority of these programs provide for the customers to receive rebates, generally in the form of a reduction in the related accounts receivable balance when certain measures are achieved, generally related to the volume of product purchased from the Company. The amount of rebates is recorded based on the actual level of purchases made by customers that participate in the rebate programs.

Income Taxes

The Company accounts for its income taxes under the provisions of SFAS No. 109 "Accounting for Income Taxes." This statement requires the use of the asset and liability method of accounting for deferred income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes, at the applicable enacted tax rates. The Company provides a valuation allowance against its deferred tax assets when the future realizability of the assets is no longer considered to be more likely than not.

Legal and Tax Proceedings

The Company is involved occasionally in lawsuits as well as audits and reviews regarding its state and local tax filings, arising out of the ordinary conduct of its business. Although no assurances can be given, management does not expect that any of these matters will have a material adverse effect on the Company's financial statements. As to tax filings, the Company believes that the various tax filings have been made timely, such as income tax, stamp duty, business tax and value-added tax etc. and in accordance with applicable national, regional and local tax code requirements. Appropriate payments have been made of all taxes due.

Product warranty

The tires that F.T.Z. Sentaida and Sentaida Tires sell are guaranteed directly by the manufacturers against defects in manufacturing and workmanship, F.T.Z. Sentaida and Sentaida Tires are not accountable to customers. In respect of rubber imported, F.T.Z. Sentaida has insurance coverage for the quality. Therefore, the Company does not make provisions for warranty.

Sentaida tires, although it has no responsibility for defects in quality or workmanship of the tires, it serves as agent for making damage claims on behalf of its customers from manufactures. Sentaida Tires may compensate customers first, either by replacing the tires or by a cash refund, and then, will get reimbursement from manufacturers or suppliers in tires or cash. Approximately $0.8 million of tires returned by customers was included in the value of inventory as of March 31, 2008.

Freight

For the customers to whom the Company offers CIF sales terms, the Company recognizes freight included in the prices as revenue and meanwhile, the freight paid to common carriers is recognized as expense. Non-CIF customers terms are "freight collect".

RUB A DUB SOAP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Advertising

Almost all cost relating to advertising and promotion expenses for different brands of tires the Company sells are provided for and assumed by tires manufacturers. The Company usually does not bear these costs but would expense them, if incurred.

Related Party Transactions

Related party sales were approximately $8.1 million, which accounted for 12% of the Company's net sales in the first quarter 2008. For the same period in 2007, related party sales were approximately $11.8 million, 17% of the Company's net sales.

One of the related parties, Qingdao Sentaida Rubber Co. Ltd. ("Sentaida Rubber") is a subsidiary of Sentaida Group Ltd, which previously owned 51% of the shares of Sentaida Tires and F.T.Z Sentaida before Sentaida Tires and F.T.Z. Sentaida were acquired by Zhongsen International. Sales to Sentaida Rubber did not occur in the first quarter of 2008. Sentaida Rubber accounted for 54% of the related party receivables. The Company believes that the receivables are collectable because all the related party receivable from Sentaida Rubber is guaranteed by Sentaida Group Ltd. In addition, Sentaida Rubber is planning to repay the debt partially by cash and partially by transferring land and building worth approximately $27.4 million to the Company. Actually, all these buildings and lands are used by our Company free of charge from Sentaida Rubber in years. $36,501,633 million of the related party receivable from Sentaida Rubber was reclassified as non current related party receivables on consolidated balance sheets.

The Company uses office building and warehouse space free of rental from Sentaida Rubber.

LQJ Global Tire ("LQJ") is another related party, which now is a wholly owned subsidiary by Sentaida Group. In November 2007, LQJ's business operation was integrated into Sentaida International Inc., which is also a wholly owned subsidiary of Sentaida Group. Sentaida International Inc. has assumed all the LQJ's liabilities. LQJ accounted for nearly 94% of the related party sales, and about 42% of the related party receivables. The sales to LQJ are normal business transactions and the documents are released against acceptance with a maturity of 90 days (D/A 90 days).

Nanjing Sentaida Tire Company Limited ("Nanjing Sentaida") is a related party with Sentaida Tires through one top management member in Nanjing Sentaida's management team. It accounted for 6% of the related party sales in the current quarter, which were all normal business transactions. Advances from Nanjing Sentaida is approximately $0.6 million as of March 31, 2008.

Dongsen Tires Company Limited ("Dongsen"), is related with the Company through one top management member (Mr. Junfeng Liang). Mr. Liang takes a part in decision making. In the first quarter of 2008, the Company recently borrowed approximately $9 million from Dongsen for working capital turnover. This short term borrowing was non interest bearing. As of March 31, 2008, approximately $11.9 million in total was payable to Dongsen.

As of March 31, 2008, about $1.7 million owed to wife of the Company's CEO. The borrowing was short term borrowing for working capital turnover. Approximately $0.4 million owed to Delinte Logistic Company Limited ("Delinte"), who is a subsidiary of Sentaida Group. These were some expenses that paid by Delinte on behalf of the Company and should be reimbursed by the Company.

2. Cash and Restricted cash

Restricted cash consists of collateral for letters of credit, and notes payable and deposits in foreign currency; usually the deposit terms are within 90 days, although some are up to six months. The restricted cash was approximately $10.6 million as of March 31, 2008.

RUB A DUB SOAP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Property and Equipment

Depreciation expenses both were approximately $0.2 million for the three months ended March 31, 2008 and 2007 and it is included in selling, general and administrative expense in the consolidated statements of operations.

A property that is worth about $1.5 million, which approximated cost was collateralized for a short term debt for working capital turnover. The collateral term should be one year ending November 27, 2008. The $1.3 million borrowing was repaid in advance in February 2008; therefore the collateral arrangement was terminated.

Another property with a cost of $2.8 million was bought under a personal mortgage of three employees of Sentaida Group Ltd. The advance payment of about $1.4 million was paid by Sentaida Tires and the about $1.4 million of mortgage is amortized every month under the name of the three employees by Sentaida Rubber Ltd. There are agreements between the three employees, Sentaida Tires and Sentaida Rubber Ltd, which clearly indicate that the three employees are just nominal owners of the property and nominal bearers of the mortgage. All the rights and obligations related to the property are assumed by Sentaida Tires. The property is used by Sentaida Tires with no other consideration in return. It is the real owner of the property. The advance payment is paid by Sentaida Tires but the mortgage payments are currently paid by Sentaida Rubber Ltd which will be reimbursed by Sentaida Tires later. The interest on the mortgage is floating and it is based on 130% of the annual prime rate of Construction Bank of China. Therefore, the mortgage's remaining balance was based on the year 2007's prime rate, 6.84% plus 30%, which is equivalent to the annual effective rate of 8.892%.

The required principal repayments on this mortgage are:

Year	Amount
March 2008-March 2009	86,583
March 2009-March 2010	86,583
March 2010-March 2011	86,583
March 2011-March 2012	86,583
March 2012-March 2013	86,583
March 2013—November 2015	230,887

4. Notes Receivable

Notes receivable was approximately $1.8 million as of March 31, 2008 from Sentaida Tires' customers. These notes are due within six months and no interest or additional amounts are required to be received.

5. Other receivables

Other receivables were approximately $10.6 million as of March 31, 2008. Most of the other receivables were derived from F.T.Z Sentaida. Approximately $4.8 million was borrowed by two of the Company's strategic business partners without interest. Approximately $3.6 million should be collected from two of the Company's suppliers. Among the $3.6 million, $3.4 million was short-term borrowing by the two suppliers and will be paid back by offsetting the Company's accounts payable; $0.19 million is freight charges and miscellaneous port charges that the Company paid on behalf of the two suppliers first and will be reimbursed later.

RUB A DUB SOAP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Prepayments

Prepayments were approximately $6.0 million as of March 31, 2008 in which there was approximately $0.3 million of prepayment to F.T.Z. Sentaida's suppliers, and approximately $5.7 million were prepaid to Sentaida Tires' suppliers.

7. Investment

The Company invested approximately $48,418 in Greatwall Fund. As of March 31, 2008, the market value for the investment approximated cost.

8. Related party payables:

Related party payables were approximately $15 million as of March 31, 2008. (Please see details under section of related party transaction of this notes1).

9. Short Term Borrowings

At beginning of the first quarter of 2008 the Company had about $1.3 million short term debt for working capital turnover, which was repaid in the first quarter of 2008.

F.T.Z. Sentaida's total amount of credit line as of March 31, 2008 was approximately $116.9 million. The outstanding import bill advance, export bill purchase, documents against payment and documents against acceptance were approximately $74.4 million in total. Corresponding financial charges are based on the interest rate defined in each individual contract between F.T.Z. Sentaida and the banks. In general, the interest rate for import bill advances and export bill purchases is based on the average of three months LIBOR plus 0.8%. The finance charge for opening a letter of credit is approximately 0.1%; finance charges for documents against payment and documents against acceptance are at a rate fluctuating around 0.1%. The letters of credit negotiation charge is at 0.125%.

The obligations of credit are guaranteed by Sentaida Group Ltd, Sentaida Rubber Co. Ltd, and Kaiyang Import and Export Company Limited who is one of the Company's strategic business partners. Some of the obligations also bear the personal guarantee of stockholders of Sentaida Group, Qingling (president of the Company) and Xiuqin Li (Mr. Qin long's wife). The contractual agreements with banks contain covenants which restrict the Company's ability to incur additional debt, enter into guarantees, make loans and investments, and modify certain material agreements, and other customary covenants. The Company has not violated any of the covenants in the reporting periods.

10. Notes Payable

Notes payable was approximately $16.8 million as of March 31, 2008. Most of the notes payable were issued to F.T.Z. Sentaida's suppliers and were due within six month with no interest charge. Restricted cash for notes payable as of March 31, 2008 was about $7.3 million.

11. Accounts Payable

Accounts payable was approximately $17.8 million as of March 31, 2008. All these amounts were payable to F.T.Z. Sentaida and Sentaida Tires' normal business suppliers and usually were due within six months without interest or any other charges. The account payable to Zhaoyuan Liao Rubber products Co, Ltd. ("Zhaoyuan Liao") was about $5.9 million, about $1.1 million to Shandong Yongtai Chemicals Company Limited ("Yongtai Chemicals"), about $1.5 million to South China Rubber and Tires Co, Ltd. ("South China"), and about $1.2 million to Lianyi Rubber Company Limited ("Lianyi Rubber"). Accounts payable to the top four companies accounted for approximately 55% of consolidated accounts payable.

RUB A DUB SOAP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Income tax and value- added tax payables

The Company accounts for its income taxes by using the asset and liability method of accounting for deferred income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes, at the applicable enacted tax rates. There are no differences between the book and tax bases of the Company's assets and liabilities and there were no loss carryovers, therefore, there were no deferred tax assets or liabilities as of March 31, 2008

From January 2008, the Company determines and pays the corporate income tax in accordance with the Corporate Income Tax Law of the People's Republic of China (hereinafter "the new CIT Law") as approved by the National People's Congress on 16 March 2007. Under the new CIT Law, the applicable income tax rate of the companies within the Group is 25%, which is effective from 1 January 2008. The company makes tax provision and tax payment quarterly, and the tax settlement for the whole year is made before the end of April of the following year.

Tax payable as of March 31, 2008 was approximately $2.5 million.

13. Appropriated Retained Earnings

In conformity with Chinese Law and the articles of incorporation, the company has to make an appropriation of retained earnings. The appropriated retained earnings are 15% of each year's net income with a maximum of 50% of paid-in capital. The appropriated retained earnings can be used to offset the Company's loss, for business expansion or transfer to paid-in capital as additional paid-in capital, or for dividend distribution. Except for offset of the Company's loss, the balance of the appropriated retained earnings should not be less than 25% of the paid-in capital after the use of the appropriation of retained earnings. The appropriation of retained earnings is made at the year end based on the net income for the year. Accordingly, the Company did not make any appropriation of retained earnings in the accompanying financial statements.

14. Common Stock

F.T.Z Sentaida and Sentaida Tires do not have authorized shares and never issued any kind of stock. The two companies only have paid-in capital, which equals the registered capital. For Zhongsen Holdings, it has 50,000 authorized shares, which were never issued and it has no paid-in capital either. In addition, Zhongsen International has 10,000 authorized shares, which have not been issued yet. It does not have paid-in capital.

Zhongsen International acquired 100% of equity interests of F.T.Z. Sentaida and Sentaida Tires in 2007 at a cost equal to total paid-in capital of F.T.Z Sentaida and Sentaida Tires. The reporting entity changed to Zhongsen International. When consolidating the financial statements of Zhongsen International and its subsidiaries, the paid-in capital of F.T.Z. Sentaida and Sentaida Tires, $3,048,765, was eliminated.

In the reverse acquisition closed on February 5, 2008, Zhongsen International's total outstanding 10,000 shares acquired by RUBD in exchange for 25,090,000 shares, representing 96.5%, of RUBD's common stock (26,000,000 outstanding shares in total) with par value at $0.001 per share.

15. Freight Charges

Freight charges, which includes freight and miscellaneous charges such as port fees, goods handling charges, customs duty and goods loading and unloading charges, etc. were approximately $0.8 million in the first quarter of 2008, $0.9 million for the same period in 2007.

RUB A DUB SOAP INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Selling Expenses

Selling expenses were approximately $0.7 million and $0.6 million for the first quarter of 2008 and 2007, respectively. Salary and wages, depreciation, traveling expenses, auto & fuel expenses and insurance premiums accounted for most of the selling expenses.

17. Interest Expense

Interest expense for discounting notes, short term debt for working capital turnover, trading finance, and miscellaneous financial charges, such as fee for issuing letter of credit and bank charges etc, are all included in interest expenses. Interest expense for trade finance was about $0.9 million and $0.6 million in the first quarter of 2008 and 2007, respectively. Interest expense for discounting notes was about $0.4 million and $0.2 million in the first quarter of 2008 and 2007, respectively. Miscellaneous bank charges and interest expenses both were about $0.2 million in quarter one of 2008 and 2007.

18. Subsequent Events

Sentaida International Inc. is an USA based subsidiary of Sentaida Group, mainly operates in Los Angeles and St. Louis. It accounted for approximately 94% of the Company's related party sales and 42% of related party receivables. The Company intends to acquire Sentaida International Inc. in the second quarter of 2008. If the acquisition is completed, the Company's related party receivables will be decreased dramatically. Additionally, it will bring more revenue into the Company. The method of the acquisition is still under discussion process between Sentaida Group and Zhongsen International Company Group Limited.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q, including the following "Management's Discussion and Analysis of Financial Condition and Results of Operations," contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and that a number of risks and uncertainties could cause actual results of the Company to differ materially from those anticipated, expressed or implied in the forward-looking statements. The words "believe," "expect," "anticipate," "project," "targets," "optimistic," "intend," "aim," "will" or similar expressions are intended to identify forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. Risks and uncertainties that could cause actual results to differ materially from those anticipated include risks related to new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; uncertainties related to conducting business in China; any statements of belief or intention; any of the factors and risks mentioned in the "Risk Factors" sections of our SEC filings. The Company assumes no obligation and does not intend to update any forward-looking statements, except as required by law.

Use of Terms

Except as otherwise indicated by the context, references in this report to:

  "We," "us," or "our," and the "Company" are references to the combined business of Rub a Dub Soap, Inc., a Nevada corporation, and its wholly-owned subsidiary, Zhongsen International Company Group Limited, a corporation formed under the laws of the Special Administrative Region of Hong Kong, or Zhongsen International, along with Zhongsen International's wholly-owned subsidiaries: Qingdao (FTZ) Sentaida International Trading Co. Ltd., or FTZ Sentaida; Zhongsen Holdings Ltd., or Zhongsen Holdings; and Qingdao Sentaida Tires Co., Ltd,, or Sentaida Tire;

  "China" and "PRC" are references to the People's Republic of China and references to "Hong Kong" are to the Hong Kong Special Administrative Region of China;

  "RMB" are to Renminbi, the legal currency of China;

  "U.S. dollar," "$" and "US$" are to the legal currency of the United States; and

  "Securities Act" are references to the Securities Act of 1933, as amended and references to "Exchange Act" are references to the Securities Exchange Act of 1934, as amended.

Overview

We primarily engages in the global marketing and distribution of tires and rubber without any tire manufacturing operations. We are one of the largest integrated tire and rubber marketers and distributors in China. Our business scope can be generally divided into three (3) main business divisions: rubber import and distribution, tire export, and tire domestic wholesale and retail, which generated approximately 60%, 20% and 20% of its consolidated net sales respectively in the quarter ended March 31, 2008. We position ourselves as an intermediary between international rubber producers and Chinese tire manufacturers and as an active marketer of tires for the tire manufacturers in the very fragmented replacement tire market. We aim at becoming a major player in the world tire and rubber market through steady organic growth, expansion into new markets, entry into the retail service market and an aggressive acquisition strategy.

Our History

We are a Nevada corporation that was originally incorporated on September 28, 2001 in Colorado and we are headquartered in Shandong Province, China. From our inception in 2001 until February 21, 2006, we were an online retailer of handmade, natural, vegetable-based soaps and gift baskets in the development stage, and we had generated only minimal revenues and a substantial net loss from sales of soaps and gift baskets.

On February 21, 2006, Lisa Powell, the controlling shareholder of the Company, sold 2,800,000 of her restricted shares to Halter Capital Corporation of Frisco, Texas, representing 74.6% of all of the outstanding shares of the Company. With the change in control, the Company ceased its soap business and began efforts to locate a new business (operating company), and offer itself as a merger vehicle for a company that may desire to go public through a merger rather than through its own public stock offering.

On March 6, 2006, the stockholders approved the re-incorporation of the Company in Nevada and in connection therewith a one-for-ten reverse split of the common stock, both of which became effective on April 17, 2006. All share numbers contained herein are expressed in post-reverse-split amounts.

From the time when we began efforts to locate a new business in the first quarter of 2006 until February 5, 2008 when we completed the acquisition transaction with Zhongsen International, we had limited operations and did not engage in active business operations other than our search for, and evaluation of, potential business opportunities for acquisition or participation.

Acquisition of Zhongsen

On October 26, 2007, we entered into a Stock Purchase Agreement with Zhongsen International Company Group Limited, a corporation formed under the laws of Hong Kong ("Zhongsen International"), and each of Zhongsen International's shareholders (the "Purchase Agreement"). Pursuant to the Agreement, at the closing on February 5, 2008, we acquired all of the issued and outstanding capital stock of Zhongsen International from the Zhongsen International shareholders in exchange for 25,090,000 shares of our common stock.

Zhongsen International's business began in January 2000 under the name of Qingdao Free-Trading Zone Sentaida International Trade Co., Ltd., or FTZ Sentaida, which involved in the rubber import and domestic distribution as well as tires export businesses. In December 2004, Qingdao Sentaida Tires Co., Ltd., or Sentaida Tires, was established and expanded the company's business to tires distribution in China's domestic market. In January 2005, Zhongsen Trading Co., Ltd. was created and incorporated in the British Virgin Islands to handle some of the Company's tire export business. Zhongsen Trading changed its name into Zhongsen Holdings Co., Ltd., or Zhongsen Holdings, in August 2007. In July 2007, Zhongsen International reached an agreement with the shareholders of both FTZ Sentaida and Sentaida Tires to acquire 100% of the equity interest through a cash purchase. In August 2007, such acquisitions were approved by the appropriate Chinese authorities. Consequently, both of the companies changed their status from China domestic companies to wholly-owned foreign invested enterprises. In October 2007, Zhongsen International Co. Group Ltd. acquired 100% of the equity interest of Zhongsen Holdings Co. Ltd. For accounting purposes, FTZ Sentaida, Sentaida Tires, and Zhongsen Holdings Co. are under common control because they all have the same key management members, including our CEO, Qin Long, and our director and prior CFO, Junbao Liang.

Zhongsen International was incorporated under the laws of Hong Kong on July 19, 2007 and is headquartered in Qingdao, China in Shandong Province. Zhongsen International primarily engages in the global marketing and distribution of tires and rubber without any tire manufacturing operations.

First Fiscal Quarter Financial Performance Highlights

The Company experienced a decrease in the consolidated revenues and an increase in net income in the first quarter of 2008. The following are some financial highlights for the first fiscal quarter of 2008:

Revenue: The Company's total revenue decreased by $3.5 million, or 5%, to $67.2 million for the three months ended March 31, 2008 from $70.7 million for the same period last year.

Gross Margin: Gross margin was 6.4% for the three months ended March 31, 2008, as compared to 4% for the same period last year.

Net Income: Net income increased $0.3 million, or 39.4%, to approximate $1 million for three months ended March 31, 2008, from $0.7 million for the same period of last year.

Earnings Per Common Share: Basic and diluted earnings per common share was $0.04 for three months ended March 31, 2008, as compared to $0.03 for the same period last year.

Revenue

Our revenue was mainly generated from rubber import and distribution, tire export, and tire domestic wholesale and retail.

Our operations consist of three business divisions: rubber import and distribution, tire export, and tire domestic wholesale and retail. The rubber import and distribution business is conducted through our subsidiary, Qingdao (FTZ) Sentaida International Trading Co. Ltd. ("FTZ Sentaida"). In the three months ended March 31, 2008 and 2007, the rubber import and distribution division generated revenue of $40 million and $43.3 million, which represented 60% and 61% of our total revenue, respectively. The tire export business is conducted by our subsidiaries FTZ Sentaida and Zhongsen Holdings Ltd. In the three months ended March 31, 2008 and 2007, the tire export division generated revenue of $13.3 million and $16.2 million, which represented 20% and 23% of our total revenue, respectively. The tire domestic wholesale and retail business is conducted by our subsidiary Qingdao Sentaida Tires Co., Ltd ("Qingdao Sentaida"). In the three months ended March 31, 2008 and 2007, the tire domestic wholesale and retail division generated revenue of $13.8 million and $10.6 million, which represented 20% and 16% of our total revenue, respectively.

We anticipate that the price of tires globally will continue to increase as a result of the increases in raw materials prices since the end of 2007. As a result, our revenues may increase in coming periods, however, our raw materials costs and cost of sales will likely increase as well. We can provide no assurances that we will continue to be able to pass our increased raw materials costs on to our customers in the form of increase tire prices. If we are unable to pass along such costs, our financial condition may be adversely affected.

Cost of sales:

Cost of sales includes the cost of rubber and tires that the Company purchase from our suppliers.

Gross Profit and Gross Margin

Gross profit is equal to the difference between our sales and the cost of sales. Gross margin is equal to gross profit divided by sales. In the three months ended March 31, 2008 and 2007, our average gross margin for rubber import and distribution division, tire export division, and tire domestic wholesale and retail division was 6.31% and 4%, respectively.

Operating Expenses

Our operating expenses mainly consist of selling expense and general and administrative expenses, freight charges, commission and insurance expenses.

General and Administrative Expenses

General and Administrative expenses consist primarily of compensation and benefits to our general management and , finance and administrative staff, professional advisor fees, and other expenses incurred in connection with general operation. We expect our general and administrative expenses will increase as our business grows and we incur increased costs for being a public company.

Selling Expenses

Selling expenses consist primarily of compensation and benefits to our sales and marketing staff, sales commission, business travels, after-sale support, transportation cost, depreciation expense for the infrastructure used in operating activities and other sales related costs.

Provision for Income Taxes

United States

Rub A Dub Soap, Inc. is subject to the United States federal income tax at a tax rate of 34%. No provision for income taxes in the United States has been made as Rub A Dub Soap, Inc. had no taxable income in fiscal year 2007.

BVI

Our wholly owned subsidiary Zhongsen Holdings Ltd. was incorporated in the British Virgin Island and, under the current laws of the BVI, is not subject to income taxes.

PRC

Foreign Invested Entities ("FIE") established in the PRC are generally subject to an enterprise income tax ("EIT") rate of 33.0%, which includes a 30.0% state income tax and a 3.0% local income tax. Therefore, FTZ sentaida and Sentaida Tire are pay income tax at rate of 33%

On March 16, 2007, the National People's Congress of China passed the new Enterprise Income Tax Law, or EIT Law, and on November 28, 2007, the State Council of China passed the Implementing Rules for the EIT Law, or Implementing Rules, which take effect on January 1, 2008. The EIT Law and Implementing Rules impose a unified EIT of 25.0% on all domestic-invested enterprises and FIEs, unless they qualify under certain limited exceptions. Therefore, nearly all FIEs are subject to the new tax rate alongside other domestic businesses rather than benefiting from the FEIT, and its associated preferential tax treatments, beginning January 1, 2008.

Despite these pending changes, the EIT Law gives existing FIEs a five-year grandfather period during which they can continue to enjoy their existing preferential tax treatments. We are expecting that the measures to implement the grandfather period will be enacted by the Chinese government in the coming months and will assess what the impact of the new regulations are at that time. The discontinuation of any such special or preferential tax treatment or other incentives would have an adverse affect on any organization's business, fiscal condition and current operations in China.

In addition to the changes to the current tax structure, under the EIT Law, an enterprise established outside of China with "de facto management bodies" within China is considered a resident enterprise and will normally be subject to an EIT of 25.0% on its global income. The Implementing Rules define the term "de facto management bodies" as "an establishment that exercises, in substance, overall management and control over the production, business, personnel, accounting, etc., of a Chinese enterprise". If the PRC tax authorities subsequently determine that Rub A Dub Soap, Inc. should be classified as a resident enterprise, then the organization's global income will be subject to PRC income tax of 25.0%.

Results of Operations

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Quarter ended March 31, 2008 compared to quarter ended March 31, 2007. The following table sets forth the period change for each category of the statement of operations, as well as each category as a percentage of total revenues.

	Unaudited	%	Unaudited	%	%
	2008.3.31	of	2007.3.31	of	of
	US$	Revenues	US$	Revenues	Change
REVENUES
Sales	67,241,880	99.8%	70,723,172	99.8%	(4.9%)
Commissions and other	137,626	0.2%	138,045	0.2%	(0.3%)
	67,379,506	100.0%	70,861,217	100.0%	(4.9%)
COST AND EXPENSES
Cost of sales	62,959,455	93.4%	67,901,096	95.8%	(7.3%)
Freight charges	777,370	1.2%	884,381	1.2%	(12.1%)
Commissions and rebates	-	-	37,363	0.1%	(100.0%)
Insurance	51,907	0.1%	51,295	0.1%	1.2%
Selling expenses	748,033	1.1%	599,305	0.8%	24.8%
General and administrative expenses	204,991	0.3%	161,041	0.2%	27.3%
	64,741,756	96.1%	69,634,481	98.3%	(7.0%)
INCOME FROM OPERATIONS	2,637,750	3.9%	1,226,736	1.7%	115.0%
OTHER INCOME (EXPENSE)
Miscellaneous income	-	-	54,755	0.1%	(100%)
Interest expense	(1,534,308)	(2.3%)	(502,224)	(0.7%)	205.5%
Other net	(1,534,308)	(2.3%)	(447,469)	(0.6%)	242.9%
INCOME BEFORE INCOME TAXES	1,103,442	1.6%	779,267	1.1%	41.6%
Provision for income taxes (current)	137,569	0.2%	86,562	0.1%	58.9%
NET INCOME	965,873	1.4%	692,705	1.0%	39.4%
OTHER COMPREHENSIVE INCOME
Foreign currency translation loss	(36,814)	0.1%	(6,442)	0.0%	471.5%
COMPREHENSIVE INCOME	929,059	1.4%	686,263	1.0%	35.4%

Revenues.

The Company's consolidated sales for the first quarter ended March 31, 2008 were approximately $67 million, a decline of $3.5 million, or 5%, compared with the corresponding sales of $70.7 million in the first quarter of 2007.

There was a strong growth in the domestic tire distribution and retail division. Sales in this division increased by about $2.8 million, up 25%, to $13.8 million in the first quarter of 2008 from approximately $11 million for the same period in 2007. The Company's attention on maintaining and developing distribution network and customers base contributed the increased division revenues.

Net sales in our tire export division were approximately $13.3 million in the first quarter of 2008, a decline of approximately $2.9 million, or 18%, from approximately $16.2 million in the first quarter in 2007. The decline was primarily due to an agent sales contract with one of the Company's main suppliers that was terminated and was under negotiation for renewal in the first quarter of 2008. The contract termination resulted in an approximate $4.8 million decrease in division revenue.

Our rubber import/distribution division generated approximately $40 million revenues in the first quarter of 2008. This was a decline of approximately $3.4 million, or 7.8%, from the corresponding period sales of $43.5 million in 2007. The rubber market fluctuated significantly in the first quarter of 2008. The Company adjusted its operating strategy and discontinued some rubber business with gross margin lower than 1.5%. The overall impact of the Company's revised strategy was an approximate $5.1 million reduction in division revenue. Changes in the business of styrene-butadiene rubber (SBR rubber) also contributed to the decrease in division revenue. In previous years, the Company's SBR rubber business was conducted using both purchase contracts and sales contracts. The Company had the right to determine the sales price of SBR rubber offered to customers and bore all the risk relating to inventory, therefore, sales of SBR rubber were recognized as revenue. According to the new sales agent agreements with SBR rubber suppliers, the Company now serves as their sales agent and receives a commission. This change started gradually from last quarter of 2006, and until the end of second quarter of 2007 approximately 90% of the SBR rubber sales was changed to a commission based business. These contract changes had certain influences on the division revenue when making the comparison between division revenue for the first quarter of 2008 and 2007. The commissions are included in revenues in the statements of operations.

Costs and operating expenses.

Our total costs and operating expenses were approximately $64.7 million in the three months ended March 31, 2008, a 7.0% reduction from costs and operating expenses of approximately $69.6 million during the same period in 2007. Total costs and expenses declined as a result of reductions in costs of sales and freight charges, which were offset by increases in selling expenses and general and administrative expenses.

Due to favorable purchase prices negotiated with our suppliers, we were able to reduce the overall cost of goods sold as a percentage of total revenues by 2.4% compared to the same quarter in the prior year. Costs of good sold were approximately $63 million in the three months ended March 31, 2008, a 7.3% reduction from costs of good sold of approximately $68 million during the same period in 2007. Overall operating expenses accounted for approximately 2.6% of total revenues in the first quarter in 2008, increased slightly from the level for the first quarter in 2007 in terms of percentage of total revenues. But in terms of absolute amount of overall operating expenses, there was no obvious increase, with approximately $1.7 million in both first quarters of 2008 and 2007.

Freight charges decreased by $0.1 million in the first quarter in 2008 to approximately $0.8 million, 12% lower than the corresponding amount for the same period in 2007. Most of the freight charges were from the tire export division. Due to the decrease in sales of the tire export division in the first quarter of 2008, the decrease in freight charges was expected when considering the mix of the sales terms offered to different customers and reduction in division revenue for the first quarter in 2008.

Selling expenses increased by approximately $0.14 million from $0.6 million in the first quarter in 2007 to approximately $0.7 million for the same period in 2008, an increase of 24.8%. The increase in selling expenses resulted primarily from higher employee cost related expenses such as salaries and social welfare costs. In addition, travel cost and business entertainment cost were bit higher than the level for the first quarter of 2007.

General and administrative expenses also increased by approximately $0.04 million to approximately $0.2 million in the first quarter in 2008 from approximately $0.16 million for the same period in 2007. The Company started listing process in the second quarter of 2007 and incurred some extra costs that did not incur in the first quarter of 2007. In addition, increases in staff salaries contributed to the increases in general and administrative expense as well.

Operating Income.

Income from operations was approximately $2.6 million for the first quarter of 2008, which was more than double that of the first quarter of 2007. The increase was primarily the result of the decrease in cost of sales.

Interest Expense.:

The Company experienced an increase of approximately $1 million in interest expense and miscellaneous financial charges to approximately $1.5 million in the first quarter of 2008 from approximately $0.5 million for the same period in 2007. Interest expense for discounting notes, short term debt for working capital turnover, trading finance, and miscellaneous financial charges, such as fee for issuing letters of credit and bank charges etc, are all included in interest expense. The increase in interest expense was primarily due to the rise in the bank interest rate. The average annual interest rate in the first quarter of 2007 was approximately 6%, while it was approximately 7% for the same period in 2008. In addition, the total amount of trade finance was approximately $61 million in the first quarter in 2008, which was approximately $21 million higher than the amount for the same period in 2007. The increase in the amount of trade finance contributed to the increase in interest expense.

Net Income.

The Company achieved approximately $1 million of net income in the first quarter in 2008. This is an increase of approximately $0.27 million, or 39.4%, compared with approximately $0.7 million for the same period in 2007. the increase was primarily related to the decrease in cost of sales.

Liquidity and Capital Resources:

The following table summarizes the cash flows for the periods ended as of March 31, 2008 and 2007.

	March 31, 2008	March 31, 2007
	US$	US$
Cash provided by (used in) operating activities	(5,404,791)	4,776,611
Cash provided by (used in) investing activities	(2,129,476)	(682,721)
Cash provided by (used in) financing activities	18,957,661	(2,850,724)
Effect of exchange rate change on cash	635,119	(293,023)
Net increase in cash and cash equivalents	12,058,513	950,143
Cash and cash equivalents beginning of the quarter	2,108,631	4,311,388
Cash and cash equivalents ending of the quarter	14,167,144	5,261,531
Cash payments for interest	1,553,846	980,496

Operating activities.

Total cash used in operating activities was about $5.4 million in the first quarter in 2008, an increase of approximately $10 million from approximately $4.8 million of cash provided by operating activities in the first quarter of 2007. The increase in cash used in operating activities was mainly due to the increases of related party receivable, other receivables and inventory. The working capital deficiency at March 31, 2008 was approximately $21 million compared to approximately $15.5 million as of December 31, 2007, a significant increase of approximately $5.5 million. The decrease in working capital was mainly attributable to related party receivables, which were reclassified to non- current.

Investing activities.

Net cash used in investing activities increased by approximately $1.4 million to approximately $2.1 million in the first quarter in 2008 from about $0.7 million for the same period of 2007. This was primarily due to an increase in restricted cash of approximately $2 million used as collateral with a bank for issuing letters of credit and acceptances.

Financing activities.

In the first quarter of 2008, the increase in short term borrowings of approximately $19 million was approximately $22 million higher than the approximately $3 million of decrease for short term borrowings in the same period in 2007. The increase in short term borrowing was due to an increase in trade financing. Export purchases, import advances, documents against payment and documents against acceptance constituted most of the Company's short term borrowings. Due to the significant increase in cash used in operating activities, the Company had to obtain additional financing.

Revolving credit facility.

The Company's total amount of credit line as of March 31, 2008 was approximately $116.9 million. At March 31, 2008, the outstanding liabilities under these facilities were $74.4 million and at December 31, 2007 were $55.5 million. Corresponding financial charges are based on the interest rate defined in each individual contract between FTZ Sentaida and the banks. In general, the interest rate for import bill advances and export bill purchases is based on the average of three months LIBOR plus 0.8%. The finance charge for opening a letter of credit is approximately 0.1%; finance charges for documents against payment and documents against acceptance are at a rate fluctuating around 0.1%. The letters of credit negotiation charge is at 0.125%.

The obligations of credit are guaranteed by Sentaida Group Ltd, Sentaida Rubber Co. Ltd, and Kaiyang Import and Export Company Limited who is one of the Company's strategic business partners. The some of the obligations also bear the personal guarantee of stockholders of Sentaida Group, Qin Long (president of the Company) and Xiuqin Li (Mr. Qin long's wife). The contractual agreements with banks contain covenants which restrict the Company's ability to incur additional debt, enter into guarantees, make loans and investments, and modify certain material agreements, and other customary covenants. The Company has not violated any of the covenants.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any. We consider our critical accounting policies to be those that require more significant judgments and estimates in the preparation of financial statements, including the following:

•

Allowance for doubtful accounts.

The Company would provide an allowance for doubtful accounts to ensure that accounts receivable and other receivables are not overstated due to any uncollectible accounts. Based on management's evaluation of the customers' ability to make payment, the probability of inability to pay is low; therefore, the Company did not make any allowance for doubtful accounts.

•

Inventories.

For Sentaida Tires, inventories are valued at the lower of cost (computed in accordance with the weighted average method) or market. The Company performs periodic assessments to determine the existence of obsolete, slow-moving and non-saleable merchandise. Based on management's experience and assessments, the level of obsolete and slow-moving merchandise was very low and we believe there is no need to have an allowance for obsolescence. Terms with a majority of the Company's tires vendors allow return of tires products, within limitations, specified in their supply agreements.

For Zhongsen Holdings and F.T.Z Sentaida, the inventories for rubber and tires are stated at the lower of cost (computed in accordance with the first-in-first-out method) or market. There was no inventory kept in Zhongsen Holdings, while F.T.Z. Sentaida maintains inventory at minimum level. Management adjusts the inventory level based on the fluctuation of the demand for rubber. The Company's management believes that there is no need to make an allowance for FTZ Sentaida's inventory.

•

Property, plant and equipment.

Our property, plant and equipment are stated at cost less accumulated depreciation. Cost represents the purchase price of the asset and other costs incurred to bring the asset into its existing use.

Depreciation is provided on a straight-line basis over the estimated useful life of an asset. The principal depreciation rates are as follows:

Buildings	20 years
Machinery and equipment	5 years
Office equipment	5 years
Vehicles and other	5-8 years

Maintenance or repairs are charged to expense as incurred. Upon sale or disposition, the applicable amounts of asset cost and accumulated depreciation are removed from the accounts and the net amount excluding proceeds from disposal is charged or credited to income.

•

Revenue recognition.

SAB 104 outlines four criteria that all publicly held companies have to follow to recognize revenue: 1. Persuasive evidence of an arrangement exists. 2. Delivery has occurred or services have been rendered. 3. The seller's price to the buyer is fixed or determinable. 4. Collectibility is reasonably assured. The Company recognizes revenue when title and risk of loss pass to the customer and the above criteria have been met. Besides the above criteria, for F.T.Z Sentaida and Zhongsen Holdings, they also recognize the revenue upon shipment of products, provided the above mentioned criteria have been met.

•

Warranty.

The tires that FTZ Sentaida and Sentaida Tires sell are guaranteed directly by the manufacturers, FTZ Sentaida and Sentaida Tires are not accountable to customers. In respect of rubber imported, the FTZ Sentaida has insurance coverage for the quality. Therefore, the Company does not make provisions for warranty.

For Sentaida Tires, although it has no responsibility for defects in quality or workmanship of the tires, it serves as agent for making damage claims on behalf of its customers from manufacturers. Sentaida Tires may compensate customers first, either by replacing the tires or by a cash refund, and then get reimbursement from manufacturers or suppliers in the form of tires or cash.

Off-Balance Sheet Arrangements

We do not have any off-balance arrangements.

Seasonality

Our operating results and operating cash flows historically have not been subject to seasonal variations. This pattern may change, however, as a result of new market opportunities or new product introductions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Interest Rate Risk

We are exposed to interest rate risk due primarily to our short-term bank loans. Although the interest rates are fixed for the terms of the loans, the terms are typically twelve months and interest rates are subject to change upon renewal. Since September 2007, the People's Bank of China has increased the interest rate of Renminbi bank loans with a term of six months or less by 0.2% and loans with a term of six to 12 months by 0.3%. The new interest rates are approximately 6.5% and 7.3% for Renminbi bank loans with a term six months or less and loans with a term of six to 12 months, respectively. The change in interest rates has will have great influence on our net income before provision for income taxes, yet it depends on the level of trade finance used by the company. We monitor interest rates in conjunction with our cash requirements to determine the appropriate level of trade finance. We have not entered into any hedging transactions in an effort to reduce our exposure to interest rate risk.

Foreign Exchange Risk

The value of the Renminbi against the U.S. dollar and other currencies is affected by, among other things, changes in China's political and economic conditions. Since July 2005, the Renminbi has no longer been pegged to the U.S. Dollar. Although the People's Bank of China regularly intervenes in the foreign exchange market to prevent significant short-term fluctuations in the exchange rate, the Renminbi may appreciate or depreciate significantly in value against the U.S. dollar in the medium to long term. Moreover, it is possible that in the future, PRC authorities may lift restrictions on fluctuations in the Renminbi exchange rate and lessen intervention in the foreign exchange market.

Because substantially all of our earnings and cash assets are denominated in Renminbi, but our reporting currency is the U.S. dollar, fluctuations in the exchange rate between the U.S. dollar and the Renminbi will affect our balance sheet and our earnings per share in U.S. dollars. In addition, appreciation or depreciation in the value of the Renminbi relative to the U.S. dollar would affect our financial results reported in U.S. dollar terms without giving effect to any underlying change in our business or results of operations. Fluctuations in the exchange rate will also affect the relative value of any dividend we issue in the future that will be exchanged into U.S. dollars and earnings from, and the value of, any U.S. dollar-denominated investments we make in the future.

Very limited hedging transactions are available in China to reduce our exposure to exchange rate fluctuations. To date, we have not entered into any hedging transactions in an effort to reduce our exposure to foreign currency exchange risk. While we may enter into hedging transactions in the future, the availability and effectiveness of these transactions may be limited, and we may not be able to successfully hedge our exposure at all. In addition, our foreign currency exchange losses may be magnified by PRC exchange control regulations that restrict our ability to convert Renminbi into foreign currencies.

Inflation

Inflationary factors, such as increases in the cost of our products and overhead costs, could impair our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, a high rate of inflation in the future may have an adverse effect on our ability to maintain current levels of gross margin and selling, general and administrative expenses as a percentage of sales revenue if the selling prices of our products do not increase with these increased costs.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including to our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Exchange Act, our management, including Mr. Long Qin and Ms. Hailan Xu, our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008. Based on that evaluation, Mr. Qin and Mr. Liang concluded that as of March 31, 2008, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

Changes in Internal Controls over Financial Reporting

During the first quarter ended March 31, 2008, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal year covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse affect on our business, financial condition or operating results.

ITEM 1A. RISK FACTORS.

RISKS RELATED TO OUR BUSINESS

Our sales and operating revenues could decline due to macro-economic and other factors outside of its control, such as changes in consumer confidence and declines in employment levels.

Changes in national and regional economic conditions, as well as local economic conditions where the Company conducts its operations, may result in more caution on the part of customers and consequently fewer sales of our products. These economic uncertainties involve, among other things, conditions of supply and demand in local markets and changes in consumer confidence and income, employment levels, and government regulations. These risks and uncertainties could periodically have an adverse effect on customer demand for and the pricing of our products, which could cause its operating revenues to decline. In addition, we are subject to various risks, many of them outside of our control, including availability and cost of materials and labor, changes in government regulations, and increases in taxes and other local government fees. A reduction in its revenues could in turn negatively affect the market price of its securities.

We are subject to extensive government regulation which could cause us to incur significant liabilities or restrict our business activities.

Regulatory requirements could cause us to incur significant liabilities and operating expenses and could restrict our business activities. We are subject to statutes and rules regulating distribution, sales, safety matters, products and others. Our operating expenses may be increased by governmental regulations and other fees and taxes, which may be imposed. Any delay or refusal from government agencies to grant us necessary licenses, permits and approvals could have an adverse effect on our operations.

We may require additional capital in the future, which may not be available on favorable terms or at all.

Our future capital requirements will depend on many factors, including industry and market conditions, our ability to successfully implement our branding and marketing initiative and expansion of our business. We anticipate that we may need to raise additional funds in order to grow our business and implement our business strategy. We anticipate that any such additional funds would be raised through equity or debt financings. In addition, we may enter into a revolving credit facility or a term loan facility with one or more syndicates of lenders. Any equity or debt financing, if available at all, may be on terms that are not favorable to us. Even if we are able to raise capital through equity or debt financings, as to which there can be no assurance, the interest of existing shareholders in our company may be diluted, and the securities we issue may have rights, preferences and privileges that are senior to those of our common stock or may otherwise materially and adversely effect the holdings or rights of our existing shareholders. If we cannot obtain adequate capital, we may not be able to fully implement our business strategy, and our business, results of operations and financial condition would be adversely affected. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources." In addition, we have and will continue to raise additional capital through private placements or registered offerings, in which broker-dealers will be engaged. The activities of such broker-dealers are highly regulated and we cannot assure that the activities of such broker-dealers will not violate relevant regulations and generate liabilities despite our expectation otherwise.

We depend on the availability of additional human resources for future growth.

We are currently experiencing a period of significant growth in our sales volume. We believe that continued expansion is essential for us to remain competitive and to capitalize on the growth potential of our business. Such expansion may place a significant strain on our management and operations and financial resources. As our operations continue to grow, we will have to continually improve our management, operational and financial systems, procedures and controls, and other resources infrastructure, and expand our workforce. There can be no assurance that our existing or future management, operating and financial systems, procedures and controls will be adequate to support our operations, or that we will be able to recruit, retain and motivate our personnel. Further, there can be no assurance that we will be able to establish, develop or maintain the business relationships beneficial to our operations, or to do so or to implement any of the above activities in a timely manner. Failure to manage our growth effectively could have a material adverse effect on our business and the results of our operations and financial condition.

We may be adversely affected by the fluctuation in raw material prices and selling prices of our products.

The raw materials and the products we trade and distribute have experienced significant price fluctuations in the past. There is no assurance that they will not be subject to future price fluctuations or pricing control. These price changes may ultimately result in increases in the selling prices of our products, in turn, adversely affect our sales volume, revenue and operating profit.

We could be adversely affected by the occurrence of natural disasters. From time to time, our developed sites may experience strong winds, storms, flooding and earth quakes. Natural disasters could impede operations, damage infrastructure necessary to our constructions and operations. The occurrence of natural disasters could adversely affect our business, the results of our operations, prospects and financial condition, even though we currently have insurance against damages caused by natural disasters, including typhoons, accidents or similar events.

Intense competition from existing and new entities may adversely affect our revenues and profitability.

In general, the tire distribution industry is intensely competitive and highly fragmented. We compete with various companies. Many of our competitors are more established than we are and have significantly greater financial, technical, marketing and other resources than we presently possess. Some of our competitors have greater name recognition and a larger customer base. These competitors may be able to respond more quickly to new or changing opportunities and customer requirements and may be able to undertake more extensive promotional activities, offer more attractive terms to customers, and adopt more aggressive pricing policies. We intend to create greater awareness for our brands so that we can successfully compete with our competitors. We cannot assure you that we will be able to compete effectively or successfully with current or future competitors or that the competitive pressures we face will not harm our business.

Our operating subsidiary must comply with environmental protection laws that could adversely affect our profitability.

We are generally required to comply with the environmental protection laws and regulations promulgated by the national and local governments of the PRC. Some of these regulations govern the level of fees payable to government entities providing environmental protection services. If we fail to comply with any of these environmental laws and regulations in the PRC, depending on the types and seriousness of the violation, we may be subject to, among other things, warning from relevant authorities, imposition of fines, specific performance and/or criminal liability, forfeiture of profits made, being ordered to close down our business operations and suspension of relevant permits.

There may be a conflict of interest which may hurt our shareholders' interest due to related parties transactions.

Currently, we use and share resources of our affiliated and related parties, including office space and warehouse space. There are risks involved in such an arrangement in which the Company's interest may be harmed due to such related party transactions.

Our success depends on our management team and other key personnel, the loss of any of whom could disrupt its business operations.

Our future success will depend in substantial part on the continued service of our senior management. The loss of the services of one or more of our key personnel could impede implementation of our business plan and result in reduced profitability. We do not carry life or other insurance covering officers or key personnel. Our future success will also depend on the continued ability to attract, retain and motivate highly qualified technical sales and marketing customer support. Because of the rapid growth of the economy in the People's Republic of China, competition for qualified personnel is intense. We cannot guarantee that we will be able to retain our key personnel or that we will be able to attract, assimilate or retain qualified personnel in the future.

We may be subject to product liabilities.

Although we distribute and export products made by others, we may be still subject to potential product related liabilities. We may not have sufficient insurance coverage for such claims if we fail to defend against them.

RISKS RELATED TO THE PEOPLE'S REPUBLIC OF CHINA

Changes in China's political or economic situation could harm us and our operational results.

Economic reforms adopted by the Chinese government have had a positive effect on the economic development of the country, but the government could change these economic reforms or any of the legal systems at any time. This could either benefit or damage our operations and profitability. Some of the things that could have this effect are:

  Level of government involvement in the economy;

  Control of foreign exchange;

  Methods of allocating resources;

  Balance of payments position;

  International trade restrictions; and

  International conflict.

The Chinese economy differs from the economies of most countries belonging to the Organization for Economic Cooperation and Development, or OECD, in many ways. As a result of these differences, we may not develop in the same way or at the same rate as might be expected if the Chinese economy were similar to those of the OECD member countries.

The Chinese government exerts substantial influence over the manner in which we must conduct our business activities.

China only recently has permitted provincial and local economic autonomy and private economic activities. The Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, import and export tariffs, environmental regulations, land use rights, property and other matters. We believe that our operations in China are in material compliance with all applicable legal and regulatory requirements. However, the central or local governments of these jurisdictions may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations.

Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions thereof, and could require us to divest ourselves of any interest we then hold in Chinese properties or joint ventures.

Future inflation in China may inhibit our ability to conduct business profitably in China.

In recent years, the Chinese economy has experienced periods of rapid expansion and high rates of inflation. During the past ten years, the rate of inflation in China has been as high as 20.7% and as low as -2.2%. These factors have led to the adoption by the Chinese government, from time to time, of various corrective measures designed to restrict the availability of credit or regulate growth and contain inflation. High inflation may in the future cause the Chinese government to impose controls on credit and/or prices, or to take other action, which could inhibit economic activity in China, and thereby harm the market for our products.

Any recurrence of severe acute respiratory syndrome, or SARS, or another widespread public health problem, could harm our operations.

A renewed outbreak of SARS or another widespread public health problem in China, where our operations are conducted, could have a negative effect on our operations.

Our operations may be impacted by a number of health-related factors, including the following:

  quarantines or closures of some of our offices which would severely disrupt our operations,

  the sickness or death of our key officers and employees,

  and a general slowdown in the Chinese economy.

Any of the foregoing events or other unforeseen consequences of public health problems could damage our operations.

Capital outflow policies in the People's Republic of China may hamper our ability to remit income to the United States.

The People's Republic of China has adopted currency and capital transfer regulations. These regulations may require us to comply with complex regulations for the movement of capital. Although our directors believe that it is currently in compliance with these regulations, should these regulations or the interpretation of them by courts or regulatory agencies change; we may not be able to remit all income earned and proceeds received in connection with our operations or from the sale of our operating subsidiary to our stockholders.

It may be difficult to effect service of process and enforcement of legal judgments upon our company and our officers and directors because some of them reside outside the United States.

As our operations are presently based in China and some of our key directors and officers reside outside the United States, service of process on our key directors and officers may be difficult to effect within the United States. Also, substantially all of our assets are located outside the United States and any judgment obtained in the United States against us may not be enforceable outside the United States.

If relations between the United States and China worsen, our stock price may decrease and we may have difficulty accessing the U.S. capital markets.

At various times during recent years, the United States and China have had disagreements over political and economic issues. Controversies may arise in the future between these two countries. Any political or trade controversies between the United States and China could adversely affect the market price of our common stock and our ability to access U.S. capital markets.

We may have difficulty establishing adequate management, legal and financial controls in the People's Republic of China.

The People's Republic of China historically has not adopted a Western style of management and financial reporting concepts and practices, modern banking, computer or other control systems. We may have difficulty in hiring and retaining a sufficient number of qualified employees to work in the People's Republic of China. As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet Western standards.

It will be extremely difficult to acquire jurisdiction and enforce liabilities against our officers, directors and assets based in the People's Republic of China.

Because the Company's executive officers and directors, including, the chairman of its board of directors, are Chinese citizens, it may be difficult, if not impossible, to acquire jurisdiction over these persons in the event a lawsuit is initiated against us and/or its officers and directors by a stockholder or group of stockholders in the United States. Also, because the majority of our assets are located in the People's Republic of China it would also be extremely difficult to access those assets to satisfy an award entered against it in a United States court.

Restrictions on currency exchange may limit our ability to receive and use our revenues effectively.

The majority of our revenue will be settled in RMB and U.S. Dollars, and any future restrictions on currency exchanges may limit our ability to use revenue generated in RMB to fund any future business activities outside China or to make dividend or other payments in U.S. dollars. Although the Chinese government introduced regulations in 1996 to allow greater convertibility of the RMB for current account transactions, significant restrictions still remain, including primarily the restriction that foreign-invested enterprises may only buy, sell or remit foreign currencies after providing valid commercial documents at those banks in China authorized to conduct foreign exchange business. In addition, conversion of RMB for capital account items, including direct investment and loans, is subject to governmental approval in China, and companies are required to open and maintain separate foreign exchange accounts for capital account items. We cannot be certain that the Chinese regulatory authorities will not impose more stringent restrictions on the convertibility of the RMB.

We may be unable to complete a business combination transaction efficiently or on favorable terms due to complicated merger and acquisition regulations which became effective on September 8, 2006.

On August 8, 2006, six PRC regulatory agencies, including the CSRC, promulgated the Regulation on Mergers and Acquisitions of Domestic Companies by Foreign Investors, which became effective on September 8, 2006. This new regulation, among other things, governs the approval process by which a PRC company may participate in an acquisition of assets or equity interests. Depending on the structure of the transaction, the new regulation will require the PRC parties to make a series of applications and supplemental applications to the government agencies. In some instances, the application process may require the presentation of economic data concerning a transaction, including appraisals of the target business and evaluations of the acquirer, which are designed to allow the government to assess the transaction. Government approvals will have expiration dates by which a transaction must be completed and reported to the government agencies. Compliance with the new regulations is likely to be more time consuming and expensive than in the past and the government can now exert more control over the combination of two businesses. Accordingly, due to the new regulation, our ability to engage in business combination transactions has become significantly more complicated, time consuming and expensive, and we may not be able to negotiate a transaction that is acceptable to our stockholders or sufficiently protect their interests in a transaction.

The new regulation allows PRC government agencies to assess the economic terms of a business combination transaction. Parties to a business combination transaction may have to submit to the Ministry of Commerce and other relevant government agencies an appraisal report, an evaluation report and the acquisition agreement, all of which form part of the application for approval, depending on the structure of the transaction. The regulations also prohibit a transaction at an acquisition price obviously lower than the appraised value of the PRC business or assets and in certain transaction structures, require that consideration must be paid within defined periods, generally not in excess of a year. The regulation also limits our ability to negotiate various terms of the acquisition, including aspects of the initial consideration, contingent consideration, holdback provisions, indemnification provisions and provisions relating to the assumption and allocation of assets and liabilities. Transaction structures involving trusts, nominees and similar entities are prohibited. Therefore, such regulation may impede our ability to negotiate and complete a business combination transaction on financial terms that satisfy our investors and protect our stockholders' economic interests.

The value of our securities will be affected by the foreign exchange rate between U.S. dollars and RMB.

The value of our common stock will be affected by the foreign exchange rate between U.S. dollars and RMB, and between those currencies and other currencies in which our sales may be denominated. Currently, RMB is stronger than U.S. Dollars. For example, to the extent that we need to convert U.S. dollars into RMB for our operational needs and should RMB appreciate against the U.S. dollar at that time, our financial position, the business of the Company, and the price of our common stock may be harmed. Conversely, if we decide to convert our RMB into U.S. dollars for the purpose of declaring dividends on our common stock or for other business purposes and the U.S. dollar appreciates against RMB, the U.S. dollar equivalent of our earnings from our subsidiaries in China would be reduced.

We are subject to the risks related to the evolving legal systems in China.

China's legal system is still evolving with many uncertainties, particularly in the promulgation and implementation and interpretation of rules and laws that are changing, being adopted and being interpreted and applied on an uneven basis, sometimes arbitrarily. Our Company, its structure and organization are subject to those risks. If such laws and rules are applied or interpreted against the Company in an unfavorable way, we may be subject to penalties or even lose our business license and you may lose your investment in us.

RISKS RELATED TO OUR SHARES

Our common stock is quoted on the OTC Bulletin Board which may have an unfavorable impact on our stock price and liquidity.

Our common stock is quoted on the OTC Bulletin Board. The OTC Bulletin Board is a significantly more limited market than the New York Stock Exchange or Nasdaq system. The quotation of our shares on the OTC Bulletin Board may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future.

We may be subject to penny stock regulations and restrictions and you may have difficulty selling shares of our common stock.

The SEC has adopted regulations which generally define so-called "penny stocks" to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. If our common stock becomes a "penny stock", we may become subject to Rule 15g-9 under the Exchange Act, or the "Penny Stock Rule". This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and "accredited investors" (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses). For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market.

For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in a penny stock, of a disclosure schedule prepared by the SEC relating to the penny stock market. Disclosure is also required to be made about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock.

There can be no assurance that our common stock will qualify for exemption from the Penny Stock Rule. In any event, even if our common stock were exempt from the Penny Stock Rule, we would remain subject to Section 15(b)(6) of the Exchange Act, which gives the SEC the authority to restrict any person from participating in a distribution of penny stock, if the SEC finds that such a restriction would be in the public interest.

Our principal stockholders, current executive officers and directors own a significant percentage of our company and will be able to exercise significant influence over our company.

Our executive officers and directors and principal stockholders together will beneficially own a majority of the total voting power of our outstanding voting capital stock. These stockholders will be able to determine the composition of our Board of Directors, will retain the voting power to approve all matters requiring stockholder approval and will continue to have significant influence over our affairs. This concentration of ownership could have the effect of delaying or preventing a change in our control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material and adverse effect on the market price of the common stock or prevent our stockholders from realizing a premium over the market prices for their shares of common stock. See "Principal Stockholders" for information about the ownership of common by our executive officers, directors and principal stockholders.

We do not anticipate paying dividends on the Common Stock.

We have never paid dividends on our common stock and do not anticipate paying dividends in the foreseeable future. Our directors intend to follow a policy of retaining all of our earnings, if any, to finance the development and expansion of our business.

Broker-dealer requirements may affect trading and liquidity.

Section 15(g) of the Securities Exchange Act of 1934, as amended, and Rule 15g-2 promulgated thereunder by the SEC require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account.

Potential investors in our common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be "penny stock." Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

Shares eligible for future sale may adversely affect the market price of our common stock, as the future sale of a substantial amount of our restricted stock in the public marketplace could reduce the price of our common stock.

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act ("Rule 144"), subject to certain limitations. Under Rule 144, a person who is not deemed to have been one of our affiliates at the time of or at any time during the three months preceding a sale, and who has beneficially owned the restricted ordinary shares proposed to be sold for at least six months, including the holding period of any prior owner other than an affiliate, is entitled to sell their ordinary shares without complying with the manner of sale and volume limitation or notice provisions of Rule 144. We must be current in our public reporting if the non-affiliate is seeking to sell under Rule 144 after holding his ordinary shares between six months and one year. After one year, non-affiliates do not have to comply with any other Rule 144 requirements. Any substantial sale of common stock pursuant to Rule 144 or pursuant to any resale prospectus may have an adverse effect on the market price of our securities.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Except the unregistered sales of equity securities previously disclosed in a Current Report Amendment No. 1 on Form 8-K/A filed with SEC on April 29, 2008, there is no other unregistered sales of equity securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

EXHIBITS.

31.1*	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: May 9, 2008

RUB A DUB SOAP, INC.

By: /s/ Long Qin
Long Qin
Chief Executive Officer
(On behalf of the Registrant and as
Principal Executive Officer)

By: /s/ Hailan Xu
Hailan Xu
Chief Financial Officer
(On behalf of the Registrant and as
Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.