Form 10-Q
period 2008-06-30
SENTAIDA TIRE CO LTD
filed 2008-08-14
CIK 1169138

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒     Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2008

☐     Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period __________ to __________

Commission File Number: 000-52142

SENTAIDA TIRE COMPANY LIMITED
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

The number of shares outstanding of each of the issuer's classes of common equity, as of August 8, 2008 is as follows:

Class of Securities	Shares Outstanding
----------------------------------	----------------------------------
Common Stock, $0.001 par value	26,000,000

PART I
FINANCIAL INFORMATION

SENTAIDA TIRE COMPANY LIMITED
Consolidated Balance Sheets
	June 30, 2008	December 31, 2007
	Unaudited	Audited
	US$	US$
ASSETS
CURRENT ASSETS
Cash and cash equivalents	4,847,871	2,108,631
Restricted cash	12,530,073	8,534,135
Notes receivable	3,782,822	1,738,286
Accounts receivable, net	20,898,084	18,957,856
Accounts receivable-related party	38,417,301	28,907,450
Loan receivable-related party	5,356,899	2,601,253
Inventories, net	12,087,241	10,384,620
Other receivables	13,288,841	8,681,783
Prepayments and other assets	6,055,532	6,448,517
Total Current Assets	117,264,664	88,362,531

RELATED PARTY RECEIVABLE (NON CURRENT)	38,235,430	28,967,410

PROPERTY, EQUIPMENT AND LAND USE RIGHTS,
at cost-net of accumulated depreciation and amortization	6,003,497	5,812,963
INVESTMENT	49,480	46,486
	161,553,071	123,189,390

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Short term borrowings	76,679,684	55,505,353
Notes payable	17,462,674	16,174,239
Accounts payable	23,167,235	21,121,952
Loan payable-related party	14,844,470	5,064,636
Other payables and accruals	971,684	1,740,015
Taxes payable	2,489,976	2,059,348
Other liabilities	278,562	274,715
Advance from customers	2,486,379	1,964,681
Total Current Liabilities	138,380,664	103,904,939

STOCKHOLDERS' EQUITY
Common stock-authorized 100,000,000 shares, $0.001
par value; issued and outstanding 26,000,000 shares and
25,090,000 shares	26,000	25,090
Appropriated retained earnings	1,254,002	1,254,002
Unappropriated retained earnings	19,163,875	16,513,120
Accumulated other comprehensive income	2,728,530	1,492,239
Total Stockholders' Equity	23,172,407	19,284,451
	161,553,071	123,189,390

See notes to consolidated financial statements

SENTAIDA TIRE COMPANY LIMITED
Consolidated Statements of Operations and Comprehensive Income
	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	Unaudited	Unaudited	Unaudited	Unaudited
	US$	US$	US$	US$
REVENUES
Sales	84,604,034	93,151,340	151,845,914	163,874,511
Commissions and other	153,670	189,745	291,296	327,790
	84,757,704	93,341,085	152,137,210	164,202,301
COSTS AND EXPENSES
Cost of sales	79,970,312	87,743,015	142,929,767	155,644,111
Freight charges	1,139,895	1,392,322	1,917,265	2,276,703
Commissions and rebates	-	16,588	-	53,952
Insurance	17,110	69,490	69,017	120,785
Selling Expenses	543,535	898,447	1,291,568	1,497,752
General and Administrative Expenses	374,229	246,285	579,220	407,327
	82,045,081	90,366,147	146,786,837	160,000,630
INCOME FROM OPERATIONS	2,712,623	2,974,938	5,350,373	4,201,671

OTHER INCOME (EXPENSE)
Miscellaneous income (expense)	(12,215)	24,187	(12,215)	78,942
Interest expense/income, net	(959,324)	(1,100,175)	(2,493,632)	(1,602,399)
	(971,539)	(1,075,988)	(2,505,847)	(1,523,457)
INCOME BEFORE INCOME TAXES	1,741,084	1,898,950	2,844,526	2,678,214
PROVISION FOR INCOME TAXES	55,293	190,096	192,862	276,658
NET INCOME	1,685,791	1,708,854	2,651,664	2,401,556
OTHER COMPREHENSIVE INCOME
Foreign currency translation loss	(255,232)	(82,118)	(292,045)	(88,560)
COMPREHENSIVE INCOME	1,430,559	1,626,736	2,359,619	2,312,996

EARNINGS PER COMMON SHARE:
Basic and Diluted	0.06	0.06	0.09	0.09

AVERAGE COMMON SHARES OUTSTANDING	26,000,000	25,090,000	25,805,000	25,090,000

See notes to consolidated financial statements

SENTAIDA TIRE COMPANY LIMITED
Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2008	2007
	Unaudited	Unaudited
	US$	US$
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	2,651,664	2,401,556
Adjustments to reconcile net income to net cash
(used in) provided by operating activities:
Depreciation	351,922	267,386
Changes in operating assets and liabilities
Accounts receivable, net	(699,570)	2,640,862
Notes receivable	(1,877,774)	3,128,286
Accounts receivable-related party	(5,806,869)	6,459,554
Inventories	(1,004,853)	(2,990,028)
Other receivables	(2,417,293)	(222,290)
Prepayments and other assets	(730,918)	(9,377,278)
Accounts payable	666,306	10,347,376
Notes payable	240,363	2,972,697
Other payables and accruals	(855,328)	4,322,718
Taxes payable	289,615	1,385,093
Other liabilities	(762,463)	(1,465,667)
Advances from customers	1,133,040	923,821
Net Cash (Used in) Provided by Operating Activities	(8,822,158)	20,794,086

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(178,592)	(269,592)
Net change in loan receivable-related party	(10,237,867)	(17,835,567)
Increase in restricted cash	(3,446,642)	(2,832,417)
Proceeds from sale of investment	-	7,887
Net Cash Used by Investing Activities	(13,863,101)	(20,929,689)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in loan payable-related party	8,305,189	3,242,339
Net change in short term borrowings	17,601,756	(3,802,193)

Net Cash Provided by (Used in) Financing Activities	25,906,945	(559,854)

Effect of exchange rate change on cash	(482,446)	119,704

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,739,240	(575,753)
CASH AND CASH EQUIVALENTS, beginning of period	2,108,631	4,311,388
CASH AND CASH EQUIVALENTS, end of period	4,847,871	3,735,635

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid	3,882,951	2,112,896
Income taxes paid	136,518	50,967

See notes to consolidated financial statements

SENTAIDA TIRE COMPANY LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Nature of Business and Summary of Significant Accounting Policies:

Organization

The Company's name has been changed from "RUB A DUB SOAP INC." ("RUBD") to "Sentaida Tire Company Limited", effective on July 3, 2008.

We are a holding company and did not engage in any active operations before and after the reverse acquisition transaction with Zhongsen International Company Group Limited, or Zhongsen International completed on February 5, 2008. We only operate through Zhongsen International's wholly-owned subsidiaries: Qingdao Free-Trading Zone Sentaida International Trade Company Limited ("F.T.Z. Sentaida"), Qingdao Sentaida Tires Limited ("Qingdao Sentaida") and Zhongsen Holdings Limited ("Zhongsen Holdings"). Both F.T.Z. Sentaida and Qingdao Sentaida are companies incorporated under the Laws of People's Republic of China, and Zhongsen Holdings is incorporated in the British Virgin Islands under the International Business Company Act (Cap.291).

Nature of Business

We primarily engage in the global marketing and distribution of tires and rubber without any tire manufacturing operations. We are one of the largest integrated tire and rubber marketers and distributors in China. Our business scope can be generally divided into three main business divisions: rubber import and distribution, tire export, and tire domestic wholesale and retail, which generated approximately 60%, 19% and 21% of its consolidated net sales respectively for the six months ended June 30, 2008. We position ourselves as an intermediary between international rubber producers and Chinese tire manufacturers and as an active marketer of tires for the tire manufacturers in the very fragmented replacement tire market. We aim at becoming a major player in the world tire and rubber market through steady organic growth, expansion into new markets, entry into the retail service market and an aggressive acquisition strategy.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Before the reverse acquisition of Zhongsen International, RUBD had "zero" equity; and after the acquisition, RUBD has not had any operations and has not incurred any expenses. Therefore, the accompanying consolidated financial statements include the accounts of Zhongsen International and its wholly-owned subsidiaries and the shares issued in connection with the acquisition on February 5, 2008 are treated as if they were outstanding for all prior periods.

Reclassification

Certain amounts in the 2007 financial statements have been reclassified to conform to the current financial statement presentation with no impact on previous reported net income or stockholder's equity. The related party receivables in previous presentation were reclassified as accounts receivable-related party and loan receivable-related party. Related party payables were reclassified as loan payable-related party in current presentation.

SENTAIDA TIRE COMPANY LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

All cash in banks in China is placed with accredited financial institutions but is uninsured. Although China is considered economically stable, it is possible that unanticipated events could disrupt banks' operations. Therefore, the Company has a credit risk exposure of uninsured cash in banks.

Revenue Recognition

SAB 104 outlines four criteria that all publicly held companies have to follow to recognize revenue: 1. Persuasive evidence of an arrangement exists. 2. Delivery has occurred or services have been rendered. 3. The seller's price to the buyer is fixed or determinable. 4. Collectibility is reasonably assured. The Company recognizes revenue when title and risk of loss pass to the customers and the above criteria have been met. Besides the above criteria, for F.T.Z. Sentaida and Zhongsen Holdings, they also recognize the revenue upon shipment of products, provided that title and responsibility have passed and the above mentioned criteria 1, 3 and 4 have been met.

In general, the Company does not allow customers to return products unless there are defects in manufacturing or workmanship. Sales returns need to go through a strict process and have to be authorized by management. Sales returns are continually monitored. Based on historical experience of actual returns, management believes that the Company does not need to have a provision for sales returns.

Concentration of Credit Risk

In the normal course of business, the Company may give credit to its customers after performing a credit analysis based on a number of financial and other criteria. The Company performs ongoing credit evaluations of customers' financial condition and does not normally require collateral. However, letters of credit and other security are required for certain new and existing customers.

SENTAIDA TIRE COMPANY LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In the consolidated net sales, the concentration of risk mainly comes from the customers of F.T.Z. Sentaida and Zhongsen Holdings. The top ten customers accounted for approximately 50% and 49% of the consolidated net sales for the six months ended June 30, 2008 and 2007, respectively.

Accounts receivable

The top ten of our customers accounted for 73% of the accounts receivable as of June 30, 2008 and 85% as of December 31, 2007. As of June 30, 2008, the top one customer accounted for 19% of the accounts receivable; the second and the third largest customers represented 9% and 8%, respectively; and the fourth one accounted for 7% of accounts receivable.

Allowance for doubtful accounts

The Company would provide an allowance for doubtful accounts to ensure that accounts receivable and other receivables are not overstated due to any uncollectible accounts. Based on management's evaluation of the customers' ability to make payment, the probability of inability to pay is low; therefore, the Company did not make any allowance for doubtful accounts.

Inventories

For Qingdao Sentaida, inventories consist primarily of automotive tires, wheels, automotive service accessories and related products. Inventories are valued at the lower of cost (computed in accordance with the weighted average method) or market. The Company performs periodic assessments to determine the existence of obsolete, slow-moving and non-saleable merchandises. If any, these merchandises would be sold on discount or returned to vendors at discount in exchange for other merchandises relatively easier to sell. However, based on management's experience and assessments, the level of obsolete and slow-moving merchandises was very low and we believe there is no need to have an allowance for obsolescence. Terms with a majority of the Company's tires vendors allow return of tires products, within limitations, specified in their supply agreements. The inventory of Qingdao Sentaida as of June 30, 2008 was approximately $9.8 million.

For Zhongsen Holdings and F.T.Z. Sentaida, the inventory for rubber and tires are stated at the lower of cost (computed in accordance with the first-in-first-out method) or market. There was no inventory kept in Zhongsen Holdings, while F.T.Z. Sentaida maintains inventory at minimum level. Management adjusts the inventory level based on the fluctuation of the demand for rubber. As of June 30, 2008, the inventory of rubber in F.T.Z. Sentaida was approximately $2.3 million.

Property, Equipment, and Land Use Rights

Property, equipment, and land use rights are stated as cost at the date of acquisition. The Company adopts the straight-line method of depreciation and amortization at annual rates sufficient to depreciate or amortize the cost of the assets less estimated salvage value over the assets' estimated useful lives. Maintenance and repairs are charged to expense as incurred and expenditures for improvements and major renewals are capitalized. When an asset is sold or retired, the carrying amount of the asset and the related accumulated depreciation is removed from the account in the year of disposal, and any resulting gain or loss is reflected in the statement of operations. Depreciation is determined by using the straight-line method based on the following estimated useful lives:

SENTAIDA TIRE COMPANY LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Buildings and Land Use Rights	20 years
Machinery and equipment	5 years
Office equipment	5 years
Vehicles and other	5-8 years

These buildings are bought and used by the Company's Chain Stores to provide car services, retail tires and other merchandise used in cars.

Office building, warehouses and the related land that are currently used by the Company are not held under the Company's name. They are held by Sentaida Rubber, one of the Company's related parties. The office building, warehouses and related land used by the Company are free of charge.

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

Throughout the reporting periods, management has reviewed the carrying value of long-term fixed assets for impairment when events or circumstances indicate possible impairment. Management has concluded that the estimated future cash flows anticipated to be generated during the remaining lives of these assets support their current net carrying value, thus, no impairment charges have been recorded for such periods.

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

Foreign currency translation

The functional currency of the Company is Chinese Yuan (RMB) and their reporting currency is U.S. dollar. Consolidated balance sheet accounts are translated into U.S. dollars at the period-end exchange rate and all revenue and expenses are translated into U.S. dollars at the average exchange rate prevailing during the periods in which these items arise. Translation gains and losses are deferred and accumulated as a component of other comprehensive income in the shareholders' equity section of the balance sheet.

SENTAIDA TIRE COMPANY LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Exchange transaction gains and losses that arise from exchange rate fluctuations affecting transactions denominated in a currency other than the functional currency are included in the statement of operation as incurred. The foreign currency exchange loss in the six months ended June 30, 2008 was $292,045 and $88,560 for the same period in 2007.

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

For certain financial instruments, including cash, current accounts receivable, related party receivables and other receivables, accounts payable, other payables and accruals, and short-term debt, it is assumed that the carrying amounts approximate fair value because of the near term maturities of such obligations. The carrying value of revolving credit facility approximates their fair value due to the variable rate of interest paid. For long-term debt, the carrying amount is assumed to approximate fair value based on the current rates at which the Company could borrow funds with similar terms. Non-current accounts receivable is also assumed to approximate cost, because they are expected to be settled for property and equipment in the near future.

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

SENTAIDA TIRE COMPANY LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Legal and Tax Proceedings

The Company is involved occasionally in lawsuits as well as audits and reviews regarding its state and local tax filings, arising out of the ordinary conduct of its business. Although no assurances can be given, management does not expect that any of these matters will have a material adverse effect on the Company's financial statements. As to tax filings, the Company believes that the various tax filings have been made timely such as income tax, stamp duty, business tax and value-added tax etc. and in accordance with applicable national, regional and local tax code requirements. Appropriate payments have been made of all taxes due.

Product warranty

The tires that F.T.Z. Sentaida and Qingdao Sentaida sell are guaranteed directly by the manufacturers against defects in manufacturing and workmanship, and F.T.Z. Sentaida and Qingdao Sentaida are not accountable to customers. In respect of rubber imported, the F.T.Z. Sentaida has insurance coverage for the quality. Therefore, the Company does not make provisions for warranty.

For Qingdao Sentaida, although it has no responsibility for defects in quality or workmanship of the tires, it serves as agent for making damage claims on behalf of its customers against manufacturers. Qingdao Sentaida may compensate customers first, either by replacing the tires or by a cash refund, and then, will get reimbursement from manufacturers or suppliers in tires or cash. Approximately $0.4 million of tires returned by customers was included in the value of inventory as of June 30, 2008.

Freight

For the customers to whom the Company offers CIF sales terms, the Company recognizes freight included in the prices as revenue and meanwhile, the freight paid to common carriers is recognized as expense. Non-CIF customers' terms are "freight collect."

Advertising

Almost all cost relating to advertising and promotion expenses for different brands of tires the Company sells are provided for and assumed by tires manufacturers. The Company usually does not bear these costs but would expend them, if and when incurred.

Related Party Transactions

Related party sales were approximately $16.9 million, which accounted for 11% of the Company's net sales in the six months ended June 30, 2008. For the same period in 2007, related party sales were approximately $28.5 million, 17% of the Company's net sales.

One of the related parties, Qingdao Sentaida Rubber Co. Ltd. ("Sentaida Rubber") is a subsidiary of Sentaida Group Ltd., which previously owned 51% of the shares of Qingdao Sentaida and F.T.Z. Sentaida before Qingdao Sentaida and F.T.Z. Sentaida were acquired by Zhongsen International. Sales to Sentaida Rubber did not occur in the six months ended June 30, 2008. The amounts due from Sentaida Rubber increased approximately $10 million as of June 30, 2008, which primarily due to the increased payments made by F.T.Z. Sentaida and Zhongsen Holdings on behalf of Sentaida Rubber, which payments will be reimbursed by Sentaida Rubber later. The amount owed by Sentaida Rubber accounted for 47% of the related party receivables. The Company believes that the receivables are collectable because all the related party receivable from Sentaida Rubber is guaranteed by Sentaida Group Ltd. In addition, Sentaida Rubber is planning to repay the debt partially by cash and partially by transferring land and building worth approximately $24 million to the Company. All these buildings and lands have been currently being used by the Company free of charge from Sentaida Rubber for several years based on the agreements between the Company and Sentaida Rubber. The $38.2 million of the related party receivable from Sentaida Rubber was reclassified as non current related party receivables on consolidated balance sheets.

SENTAIDA TIRE COMPANY LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

LQJ Global Tire ("LQJ") is another related party, which now is a wholly-owned subsidiary of Sentaida Group. On December 1, 2007, Sentaida Group authorized the transfer of LQJ's tire business operation into Sentaida International Inc., which is also a wholly-owned subsidiary of Sentaida Group. Sentaida International Inc. has assumed all the LQJ's liabilities. LQJ accounted for nearly 90% of the related party sales, and about 46% of the related party receivables in the six months ended June 30, 2008. The sales to LQJ are normal business transactions and the documents are released against acceptance with a maturity of 90 days (D/A 90 days).

Nanjing Sentaida Tire Company Limited ("Nanjing Sentaida") became a related party of the Company through one top management member in Nanjing Sentaida's management team, Mr. Junfeng Liang, one of our directors. It accounted for 7.1% of the related party sales in the six months ended June 30, 2008, which were all normal business transactions. Advances from Nanjing Sentaida were approximately $0.3 million as of June 30, 2008.

Sentaida Group is related to the Company through Mr. Qin (our Chief Executive Officer), who owns 76% of Sentaida Group's shares. Amounts due from Sentaida Group were approximately $2.5 million and accounted for 3% of the related party receivables as of June 30, 2008, which were short-term debt without interest or any other charges.

Qingdao Delinte Investment Co., Limited ("Delinte") is a subsidiary of Sentaida Group, which owns 93% of Delinte's shares. Amounts due from Delinte were $1.7 million as of June 30, 2008, accounted for 2% of the related party receivables, which were short-term borrowings for Delinte's working capital's turnover without interest or any other charges.

Dongsen Tires Company Limited ("Dongsen") is related with the Company through one top management member (Mr. Junfeng Liang). Mr. Liang takes a part in decision making. Approximately $11.4 million was borrowed from Dongsen for our working capital turnover in the six months ended June 30, 2008. This short-term borrowing has no interest bearing.

As of June 30, 2008, about $1.7 million owed to Ms. Xiuqin Li, our CEO's wife. The borrowing was short-term borrowing for working capital turnover. Approximately $0.4 million owed to Delinte Logistic Company Limited ("Delinte Logistic"), a subsidiary of Sentaida Group, which were expenses paid by Delinte Logistic on behalf on the Company and will be reimbursed by the Company.

SENTAIDA TIRE COMPANY LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.     Cash and Restricted cash

Restricted cash consists of collateral for letters of credit, notes payable and deposits in foreign currency; usually the deposit terms are within 90 days, although some are up to six months. The restricted cash was approximately $12.5 million as of June 30, 2008.

3.     Property and Equipment

Depreciation expenses were approximately $0.4 million and $0.3 million for the six months ended June 30, 2008 and 2007, respectively. Depreciation expenses were included in selling, general and administrative expense in the consolidated statements of operations.

A commercial real property with a cost of $2.8 million was bought under a personal mortgage of three employees of Sentaida Rubber Co., Ltd. The advance payment of about $1.4 million was paid by the Company and another $1.4 million of mortgage is amortized every month under the name of the three employees of Sentaida Rubber. There are agreements among the three employees, the Company, and Sentaida Rubber, which clearly indicate that the three employees are just nominal owners of the property and nominal bearers of the mortgage and the Company is the real owner of the property. All the rights and obligations related to the property are assumed by the Company and the property is used by the Company without other consideration in return. The Company made the advance payment but Sentaida Rubber is currently making the mortgage payments, which will be reimbursed by the Company later. The interest on the mortgage is floating and it is based on 130% of the annual prime rate of Construction Bank of China. Therefore, the mortgage's remaining balance was based on the year 2008's prime rate, 7.83% plus 30%, which is equivalent to the annual effective rate of 10.179%.

The required unpaid principal on this mortgage are:

Year	Amount
July 2008-June 2009	$88,478
July 2009-June 2010	$88,478
July 2010-June 2011	$88,478
July 2011-June 2012	$88,478
July 2012-June 2013	$88,478
July 2013—November 2015	$213,821

4.     Notes Receivable

Notes receivable were approximately $3.8 million as of June 30, 2008 from Qingdao Sentaida's customers. These notes are due within six months with no interest or additional amounts required to be received.

SENTAIDA TIRE COMPANY LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.     Other receivables

Other receivables were approximately $13.3 million as of June 30, 2008. Among them, approximately $13.1 million was derived from F.T.Z. Sentaida. Approximately $8.3 million was borrowed by two of the Company's strategic business partners without interest. Approximately $3.7 million was owed by two of the Company's suppliers, among which $3.5 million was short-term borrowing by the two suppliers and will be paid back by offsetting the Company's accounts payable, and $0.2 million is freight charges and miscellaneous port charges that the Company paid on behalf of the two suppliers and will be reimbursed later.

6.     Prepayments

Prepayments were approximately $6.0 million as of June 30, 2008, among which there was approximately $1.8 million of prepayment made to F.T.Z. Sentaida's suppliers, and approximately $4.2 million made to Qingdao Sentaida's suppliers.

7.     Investment

The Company invested $49,480 in Greatwall Fund. As of June 30, 2008, the market value for the investment was $38,113.

8.     Loan payable-related party

Loan payable to related party was approximately $14.8 million as of June 30, 2008 (Please see details under section of related party transaction of note 1).

9.     Short-Term Borrowings

F.T.Z. Sentaida's total amount of credit line as of June 30, 2008 was approximately $141.9 million. The outstanding import bill advance, export bill purchase, documents against payment and documents against acceptance were approximately $76.7 million in total. Corresponding financial charges are based on the interest rate defined in each individual contract between F.T.Z. Sentaida and the banks. In general, the interest rate for import bill advances and export bill purchases is based on the average of three months LIBOR plus approximately 2%. The finance charge for opening a letter of credit is approximately 0.1%; finance charges for documents against payment and documents against acceptance are at a rate fluctuating around 0.1%. The letters of credit negotiation charge is at 0.125%.

The obligations of credit are guaranteed by Qingdao Sentaida, Sentaida Group Ltd, Sentaida Rubber Co. Ltd., and Kaiyang Import and Export Company Limited which is one of the Company's strategic business partners. Some of the obligations also bear the personal guaranty by stockholders of Sentaida Group, such as Mr. Qinlong, our Chairman of the Board and CEO. The agreements with banks contain covenants which restrict the Company's ability to incur additional debt, enter into guarantees, make loans and investments, and modify certain material agreements, and contain other customary covenants. The Company has not violated any of the covenants in the reporting periods.

SENTAIDA TIRE COMPANY LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.     Notes Payable

Notes payable were approximately $17.5 million as of June 30, 2008. Most of the notes payable were issued to F.T.Z. Sentaida's suppliers and were due within six months with no interest charge. Restricted cash for notes payable as of June 30, 2008 was about $7.9 million.

11.     Accounts Payable

Accounts payable were approximately $23.2 million as of June 30, 2008. Substantially all these amounts were payable to F.T.Z. Sentaida's and Qingdao Sentaida's normal business suppliers and usually were due within six months without interest or any other charges. The accounts payable to Reginal Rubber Trading were about $7.8 million, about $3.5 million to Zhaoyuan Liao Rubber Products Co, Ltd., about $2.7 million to Louis Dreyfus, about $2.0 million to South China and Tires Co., Ltd., and about $1.2 million to Shandong Yongtai Chemical Company Limited. Accounts payable to the top five companies accounted for approximately 75% of consolidated accounts payable.

12.     Income tax payable

The Company accounts for its income taxes by using the asset and liability method of accounting for deferred income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes, at the applicable enacted tax rates. There are no differences between the book and tax bases of the Company's assets and liabilities and there were no loss carryovers, therefore, there were no deferred tax assets or liabilities as of June 30, 2008.

According to the Corporate Income Tax Law of the People's Republic of China ("the new CIT Law"), the new applicable income tax rate of our Chinese subsidiaries is 25%, which is effective from January 1, 2008. The Company makes tax provision and tax payment quarterly, and the tax settlement for the whole year is made before the end of April of the following year.

Tax payable as of June 30, 2008 was approximately $2.5 million.

13.     Appropriated Retained Earnings

The Company's income is distributable to its owners after transfer to statutory reserves as required under relevant PRC laws and regulations and the Company's Articles of Incorporation. As stipulated by relevant laws and regulations in PRC, the Company is required to maintain a statutory surplus reserve fund which is non-distributable. Appropriations to such reserve are 10% to 15% of net profit after taxation as per the statutory financial statements of the Company.

The statutory surplus reserve fund can be used to make up prior year losses, if any, for business expansion, or for dividend distribution, and also can be applied in conversion into capital by means of capitalization issue. Except for offset of the Company's loss, the balance of the appropriated retained earnings should not be less than 25% of the paid-in capital after the use of the appropriation of retained earnings. The appropriation may cease to apply if the balance of the fund has reached 50% of the Company's registered capital.

SENTAIDA TIRE COMPANY LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The appropriation of retained earnings is made at the year end based on the net income for the year. Accordingly, the Company did not make any appropriation of retained earnings in the accompanying financial statements.

14.     Common Stock

F.T.Z. Sentaida and Qingdao Sentaida do not have authorized shares and never issued any kind of stock. The two companies only have paid-in capital, which equals the registered capital. For Zhongsen Holdings, it has 50,000 authorized shares, which were never issued and it has no paid-in capital either. In addition, Zhongsen International has 10,000 authorized shares, which have not been issued yet. It does not have paid-in capital.

Zhongsen International acquired 100% of equity interests of F.T.Z. Sentaida and Qingdao Sentaida in 2007 at a cost equal to total paid-in capital of F.T.Z. Sentaida and Qingdao Sentaida. The reporting entity changed to Zhongsen International. When consolidating the financial statements of Zhongsen International and its subsidiaries, the paid-in capital of F.T.Z. Sentaida and Qingdao Sentaida, $3,048,765, was eliminated.

In the reverse acquisition closed on February 5, 2008, Zhongsen International's total outstanding 10,000 shares acquired by RUBD in exchange for 25,090,000 shares, representing 96.5%, of RUBD's common stock (26,000,000 outstanding shares in total) with par value at $0.001 per share.

15.     Freight Charges

Freight charges, which include freight and miscellaneous charges such as port fees, goods handling charges, customs duty and goods loading and unloading charges, etc. were approximately $1.9 million and $2.3 million for the six months ended June 30, 2008 and 2007, respectively.

16.     Selling Expenses

Selling expenses were approximately $1.3 million and $1.5 million for the six months ended June 30, 2008 and 2007, respectively. Salary and wages, depreciation, traveling expenses, auto & fuel expenses and insurance premiums accounted for most of the selling expenses.

17.     Interest Expense

Interest expense for discounting notes, short-term debt for working capital turnover, trading finance, and miscellaneous financial charges, such as fee for issuing letter of credit and bank charges etc, are all included in interest expense. Total interest expense for trade finance, discounting notes and short-term borrowing was about $3.4 million and $1.8 million for the six months ended June 30, 2008 and 2007, respectively. Miscellaneous bank charges were about $0.5 million and 0.3 million for the same period in 2008 and 2007, respectively.

SENTAIDA TIRE COMPANY LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.     Subsequent Events

Sentaida International Inc. is a USA based subsidiary of Sentaida Group, and mainly operates in Los Angeles and St. Louis. It accounted for approximately 97% of the Company's related party sales and 47% of related party receivables. The plan to acquire Sentaida International Inc. was postponed from the second quarter of 2008 to the end of 2008. If the acquisition is completed, the Company's related party receivables will decrease dramatically. The method of the acquisition is still under discussion process between the Company and Sentaida Group.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q, including the following "Management's Discussion and Analysis of Financial Condition and Results of Operations," contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and that a number of risks and uncertainties could cause actual results of the Company to differ materially from those anticipated, expressed or implied in the forward-looking statements. The words "believe", "expect", "anticipate", "project", "targets", "optimistic", "intend", "aim", "will" or similar expressions are intended to identify forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. Risks and uncertainties that could cause actual results to differ materially from those anticipated include risks related to new and existing products; any projections of sales, earnings, revenues, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; uncertainties related to conducting business in China; any statements of belief or intention; any of the factors and risks mentioned in the "Risk Factors" sections of our SEC filings. The Company assumes no obligation and does not intend to update any forward-looking statements, except as required by law.

Use of Terms

Except as otherwise indicated by the context, references in this report to:

  "We", "us", or "our", and the "Company" are references to the combined business of Sentaida Tire Company Limited, a Nevada corporation, and its wholly-owned subsidiary, Zhongsen International Company Group Limited, or Zhongsen International, along with Zhongsen International's wholly-owned subsidiaries: Qingdao (F.T.Z.) Sentaida International Trading Co. Ltd.; Zhongsen Holdings Ltd., and Qingdao Sentaida Tires Co., Ltd,;

  "Zhongsen International" are references to Zhongsen International Company Group Limited, a corporation formed under the laws of Hong Kong;

  "F.T.Z. Sentaida" are references to Qingdao (F.T.Z.) Sentaida International Trading Co. Ltd., a corporation incorporated in the People's Republic of China;

  "Qingdao Sentaida" are references to Qingdao Sentaida Tires Co., Ltd, a corporation incorporated in the People's Republic of China;

  "Zhongsen Holdings" are references to Zhongsen Holdings Ltd., a British Virgin Islands company;

  "China" and "PRC" are references to the People's Republic of China and references to "Hong Kong" are to the Hong Kong Special Administrative Region of China;

  "BVI" are references to the British Virgin Islands;

  "RMB" are to Renminbi, the legal currency of China;

  "U.S. dollar", "$" and "US$" are to the legal currency of the United States; and

  "Securities Act" is reference to the Securities Act of 1933, as amended and references to "Exchange Act" are references to the Securities Exchange Act of 1934, as amended.

Overview of Our Business

We are one of the largest integrated tire and rubber marketers and distributors in China. Through our Chinese subsidiaries, we primarily engage in the global marketing and distribution of tires and rubber without any tire manufacturing operations. Our business scope can be generally divided into three main business divisions: rubber import and distribution, tire export, and tire domestic wholesale and retail, which generated approximately 60%, 18% and 22% of its consolidated net sales respectively in the quarter ended June 30, 2008. We position ourselves as an intermediary between international rubber producers and Chinese tire manufacturers and as an active marketer of tires for the tire manufacturers in the very fragmented replacement tire market. We aim at becoming a major player in the world tire and rubber market through steady organic growth, expansion into new markets, entry into the retail service market and an aggressive acquisition strategy.

Recent Developments

Name Change

On July 3, 2008, we changed our name from "Rub A Dub Soap, Inc." to "Sentaida Tire Company Limited" to better reflect our business. The new CUSIP number for our common stock is 81726L 106. Our common stock is quoted on the Over The Counter Bulletin Board under the new symbol SDTC.OB. See the Company's current Report on Form 8-K filed on July 10, 2008 for additional information on the amendment and a copy of the Certificate of Amendment to Articles of Incorporation.

Second Fiscal Quarter Financial Performance Highlights

We experienced a decline in consolidated revenues in the second quarter of 2008, but our net income for the period remained substantially constant. The following are some financial highlights for the second fiscal quarter of 2008:

Revenue: The Company's total revenue decreased by $8.5 million, or 9.2%, to $84.6 million for the three months ended June 30, 2008 from $93.2 million for the same period last year.

Gross Margin: Gross margin was 5.5% for the three months ended June 30, 2008, as compared to 5.8% for the same period last year.

Net Income: Net income decreased by less than $0.1 million, or 1.3%, to approximately $1.7 million for three months ended June 30, 2008, from $1.7 million for the same period of last year.

Fully diluted net income per share: Fully diluted net income per share both were $0.06 for three months ended June 30, 2008 and 2007.

Revenues

Our revenues were mainly generated from rubber import and distribution, tire export, and tire domestic wholesale and retail.

Cost of Revenues:

Cost of revenues includes the cost of rubber and tires that the Company purchase from our suppliers.

Gross Profit and Gross Margin

Gross profit is equal to the difference between our sales and the cost of sales. Gross margin is equal to gross profit divided by sales. In the three months ended June 30, 2008, the average gross margins percentages for rubber import and distribution division, tire export division, and tire domestic wholesale and retail division were 2.7%, 13.7% and 6.1%, respectively. For the three months ended June 30, 2007, the average gross margins percentages were 1.3%, 11.2% and 7.6%, respectively.

Operating Expenses

Our operating expenses mainly consist of selling expenses and general and administrative expenses, freight charges, commission and insurance expenses. We expect our operating expenses will increase as our business grows and we incur increased costs for being a public company.

Provision for Income Taxes

United States

Sentaida Tire Company Limited is subject to United States tax at a tax rate of 34%. No provision for income taxes in the United States of America ("USA") has been made, as Sentaida Tire Company Limited had no taxable income in the second quarter of 2008 in the USA.

British Virgin Islands

Our wholly-owned subsidiary Zhongsen Holdings Ltd. was incorporated in the British Virgin Islands, or BVI. Under the current laws of the BVI, it is not subject to income taxes.

PRC

Before the implementation of the Corporate Income Tax ("CIT") law (as discussed below), Foreign Invested Enterprises ("FIE") established in the PRC are generally subject to an CIT rate of 33.0%, which includes a 30.0% state income tax and a 3.0% local income tax. On March 16, 2007, the National People's Congress of China passed the new Corporate Income Tax Law ("CIT Law"), and on November 28, 2007, the State Council of China passed the Implementing Rules for the CIT Law ("Implementing Rules") which took effect on January 1, 2008. The CIT Law and Implementing Rules impose a unified CIT of 25.0% on all domestic-invested enterprises and FIEs, unless they qualify under certain limited exceptions. Therefore, nearly all FIEs are subject to the new tax rate alongside other domestic businesses rather than benefiting from the old tax laws applicable to FIEs, and its associated preferential tax treatments, beginning January 1, 2008.

These changes do not have any adverse impact on the Company, due to F.T.Z. Sentaida and Qingdao Sentaida were not FIEs before March 16, 2007 and did not enjoy any preferential tax treatments. The new CIT Law is much preferential to us and F.T.Z. Sentaida and Qingdao Sentaida enjoy 25% income tax rate, which was 33% under old CIT Law.

In addition to the changes to the current tax structure, under the CIT Law, an enterprise established outside of China with "de facto management bodies" within China is considered a resident enterprise and will normally be subject to CIT of 25.0% on its global income. The Implementing Rules define the term "de facto management bodies" as "an establishment that exercises, in substance, overall management and control over the production, business, personnel, accounting, etc., of a Chinese enterprise." If the PRC tax authorities subsequently determine that the Company should be classified as a resident enterprise, then the organization's global income will be subject to PRC income tax of 25.0%.

Results of Operations

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

The following table summarizes the results of our operations during the three-month periods ended June 30, 2008 and 2007, and provides information regarding the dollar and percentage increase or (decrease) from the three-month period ended June 30, 2007 to the three-month period ended June 30, 2008.

	Three Months Ended June 30,			%
	2008	2007	Increase	of
	Unaudited	Unaudited	(Decrease)	Change
	US$	US$
REVENUES
Sales	84,604,034	93,151,340	(8,547,306)	-9.2%
Commissions and other	153,670	189,745	(36,075)	-19.0%
	84,757,704	93,341,085	(8,583,381)	-9.2%
Costs and expenses
Cost of sales	79,970,312	87,743,015	(7,772,703)	-8.9%
Freight charges	1,139,895	1,392,322	(252,427)	-18.1%
Commissions and rebates	-	16,588	(16,588)	-100.0%
Insurance	17,110	69,490	(52,380)	-75.4%
Selling expenses	543,535	898,447	(354,912)	-39.5%
General and administrative expenses	374,229	246,285	127,944	51.9%
	82,045,081	90,366,147	(8,321,066)	-9.2%
Income from operations	2,712,623	2,974,938	(262,315)	-8.8%
Other income (expense)
Miscellaneous income	(12,215)	24,187	(36,402)	-150.5%
Interest expense	(959,324)	(1,100,175)	140,851	-12.8%
Other net	(971,539)	(1,075,988)	104,449	-9.7%
Income from operation before income tax	1,741,084	1,898,950	(157,866)	-8.3%
Provision for income taxes (current)	55,293	190,096	(134,803)	-70.9%
Net income	1,685,791	1,708,854	(23,063)	-1.3%
Other comprehensive income
Foreign currency translation loss	(255,232)	(82,118)	(173,114)	210.8%
Comprehensive income	1,430,559	1,626,736	(196,177)	-12.1%

Revenues

Revenues decreased by $8.6 million, or 9.2%, to $84.6 million for the three months ended June 30, 2008 from $93.2 million for the same period in 2007.

The decrease in consolidated revenues was primarily the result of a decline in revenue in our tire export division. Net sales in this division were approximately $14.9 million in the quarter ended June 30, 2008, a decline of approximately $17.5 million, or 54%, from approximately $32.3 million in the same period of 2007. The decline was primarily due to suspension of agent sales business for one of the Company's main suppliers during the first quarter of 2008, although the contract has not been terminated. In addition, raw material prices increased significantly in China since last year, which caused most of our suppliers to raise their prices frequently during the last six months. Furthermore, due to the increased raw material prices, most tire manufacturer's purchasing capability for raw materials declined, which reduced their production capacity. Our purchasing volume declined as manufacturers' supply volume declined. All these factors have direct impact on the tire export division's sales and revenues.

The domestic tire distribution and retail division experienced steady growth in the quarter ended June 30, 2008. Net sales were approximately $18.6 million, an increase of approximately $4.6 million, or 33%, compared with sales of approximately $14 million in the same period in 2007. Auto demand and sales in China have continued to grow at approximately 20% year to year, which corresponds to the increase in tire demand. Our continued efforts to develop and expand our customer base also contributed to the increased division revenues.

The rubber import/distribution division generated approximately $50.4 million of revenues in the quarter ended June 30, 2008, an increase of 9% from the corresponding period sales of $46.2 million in the second quarter of 2007. Since 2007, raw material prices have increased significantly, which has resulted in significant increases in rubber prices. The increased division revenues were primarily due to the significant increase in rubber prices.

The following table shows the different components comprising our total revenues during the three month periods ended June 30, 2008 and 2007.

Divisions	% of Consolidated Revenues
	Three Months Ended June 30,
	2008	2007
Rubber Import/Distribution	60%	50%
Tire Export	18%	35%
Domestic Tire Distribution and Retail	22%	15%

As the table above indicates, the rubber import and distribution division accounted for an aggregate of 60% and 50% of our revenues for the three months ended June 30, 2008 and 2007, respectively. The tire export division accounted for 18% and 35% of our revenues for the three months ended June 30, 2008 and 2007, respectively. The tire domestic distribution and retail division accounted for 22% and 15% of our revenues for the three months ended June 30, 2008 and 2007, respectively.

Costs and Operating Expenses:

Our total costs and operating expenses were approximately $82 million for the three months ended June 30, 2008, a 9% reduction from costs and operating expenses of approximately $90 million for the same period in 2007. Costs and operating expenses declined due to reductions in cost of good sold, freight charges and selling expenses.

Cost of sales declined by approximately $8 million, or 8.9%, to $80 million for the three months ended June 30, 2008 from about $88 million during the same period in 2007. This decrease was mainly due to purchase and sales reduction in tire export division. As a percentage of revenues, there was no material change in the cost of good sold, which accounted for approximately 94% of the total revenues for the three months ended June 30, 2008 and 2007.

Operating expenses consist primarily of freight charges, commissions and rebates, insurance, selling expenses general and administrative expenses.

Overall operating expenses were approximately $2.1 million in the three months ended June 30, 2008, a decline of approximately $0.6 million, or 20.9%, from operating expenses of approximately $2.6 million for the same period in 2007. As a percentage of total revenues, total operating expenses accounted for about 2.4% of the total revenues for the three months ended June 30, 2008, improved slightly from 2.8% for the same period in 2007.

Freight charges, commissions and rebates, insurance and selling expenses all declined in this period, which together contributed to the decline in total operating expenses. We believe the reduction in those expenses was the result of declines in sales in our tire export division.

Administrative expenses include the costs associated with staff and support personnel who manage our business activities and professional fees paid to third party service providers. Our administrative expenses were $0.4 million (0.4% of total revenues) and $0.2 million (0.2% of total revenues) for the three months ended June 30, 2008 and 2007, respectively. The increase in these expenses was related primarily to public listing expenditures such as legal fees, accounting professional fees and other consulting fees. Those expenses did not occur in the same period in 2007.

Net income decreased by less than $0.1 million, to approximately $1.7 million for the three months ended June 30, 2008 as a result of the factors described above.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

The following table summarizes the results of our operations during the six-month periods ended June 30, 2008 and 2007, and provides information regarding the dollar and percentage increase or (decrease) from the six-month period ended June 30, 2007 to the six-month period ended June 30, 2008.

	Six Months Ended June 30,			%
	2008	2007	Increase	of
	Unaudited	Unaudited	(Decrease)	Change
	US$	US$
REVENUES
Sales	151,845,914	163,874,511	(12,028,597)	-7.3%
Commissions and other	291,296	327,790	(36,494)	-11.1%
	152,137,210	164,202,301	(12,065,091)	-7.3%
Costs and expenses
Cost of sales	142,929,767	155,644,111	(12,714,344)	-8.2%
Freight charges	1,917,265	2,276,703	(359,438)	-15.8%
Commissions and rebates	-	53,952	(53,952)	-100.0%
Insurance	69,017	120,785	(51,768)	-42.9%
Selling expenses	1,291,568	1,497,752	(206,184)	-13.8%
General and administrative expenses	579,220	407,327	171,893	42.2%
	146,786,837	160,000,630	(13,213,793)	-8.3%
Income/loss from operations	5,350,373	4,201,671	1,148,702	27.3%
Other income (expense)
Miscellaneous income	(12,215)	78,942	(91,157)	-115.5%
Interest expense	(2,493,632)	(1,602,399)	(891,233)	55.6%
Other net	(2,505,847)	(1,523,457)	(982,390)	64.5%
Income from operation before income tax	2,844,526	2,678,214	166,312	6.2%
Provision for income taxes (current)	192,862	276,658	(83,796)	-30.3%
Net income	2,651,664	2,401,556	250,108	10.4%
Other comprehensive income
Foreign currency translation loss	(292,045)	(88,560)	(203,485)	229.8%
Comprehensive income	2,359,619	2,312,996	46,623	2.0%

Revenues

Revenues decreased by $12 million, or 7.3% to approximately $152 million for the six months ended June 30, 2008 from approximately $164 million for the same period in 2007.

The decrease in consolidated revenues was primarily the result of a decline in revenue in our tire export division. Net sales in this division were approximately $28.2 million in the six months ended June 30, 2008, a decline of approximately $20.8 million, or 42%, from approximately $49 million in the same period of 2007. The decline was primarily due to suspension of agent sales business for one of the Company's main suppliers during the first quarter of 2008, although the contract has not been terminated. In addition, raw material prices increased significantly in China since last year, which caused most of our suppliers to raise their prices frequently during the last six months. Furthermore, due to the increased raw material prices, most tire manufacturer's purchasing capability for raw materials declined, which reduced their production capacity. Our purchasing volume declined as manufacturers' supply volume declined. All these factors have direct impact on the tire export division's sales and revenues.

The domestic tire distribution and retail division experienced steady growth in the six months ended June 30, 2008. Net sales were approximately $32.4 million, an increase of approximately $7.4 million, or 30%, compared with sales of approximately $25 million in the same period in 2007. Auto demand and sales in China have continued to grow at approximately 20% year to year, which corresponds to the increase in tire demand. Our continued efforts to develop and expand our customer base also contributed to the increased division revenues.

The rubber import/distribution division generated approximately $90.5 million of revenues in the six months ended June 30, 2008, an increase of 0.9% from the corresponding period sales of $89.7 million in the same period in 2007. Since 2007, raw material prices have increased significantly, which has resulted in significant increases in rubber prices. The increased division revenues were primarily due to the significant increase in rubber prices.

The following table shows the different components comprising our total revenues during the six month periods ended June 30, 2008 and 2007.

Divisions	% of Consolidated Revenues
	Six Months Ended June 30,
	2008	2007
Rubber Import/Distribution	60%	55%
Tire Export	19%	30%
Domestic Tire Distribution and Retail	21%	15%

As the table above indicates, the rubber import and distribution division accounted for an aggregate of 60% and 55% of our revenues for the six months ended June 30, 2008 and 2007, respectively. The tire export division accounted for 19% and 30% of consolidated revenues for the six months ended June 30, 2008 and 2007, respectively. The tire domestic distribution and retail division accounted for 21% and 15% of our revenues for the six months ended June 30, 2008 and 2007, respectively.

In the six months ended June 30, 2008, our related party sales were approximately $16.9 million, which accounted for 11% of our net sales.

Costs and Operating Expenses

Overall costs and operating expenses declined approximately $13.2 million, or 8%, to $146.8 million in the six months ended June 30, 2008, from approximately $160 million for the same period in 2007. This decline resulted from the decline in sales in our tire export division.

Total operating expenses were approximately $3.9 million for the six months ended June 30, 2008, a decline of approximately $0.5 million, or 11.5%, compared with approximately $4.4 million for the same period in 2007. Operating expenses were 2.5% of total revenues during the first six months of 2008, a decline of 0.2% from the level for the same period in 2007. The reduction in overall operating expenses was primarily related to the decline in freight charges and selling expenses, which were related to fewer sales in our tire export division.

Administrative expenses include the costs associated with staff and support personnel who manage our business activities and professional fees paid to third party service providers. Our administrative expenses were about $0.6 million (0.4% of total revenues) and $0.4 million (0.2% of total revenues) for the six months ended June 30, 2008 and 2007, respectively. The increased expenses were primarily due to public listing related fees which did not occur in the same period in 2007.

Interest Expense

Interest expense consists of interest for discounting notes, short-term debt for working capital turnover, trading finance such as import bill advance and export bill purchases, and miscellaneous financial charges, such as fees for issuing letters of credit and bank charges.

For the six months ended June 30, 2008, the Company experienced an increase of approximately $1.8 million in interest expense and miscellaneous financial charges to approximately $3.9 million, from approximately $2.1 million for the same period in 2007. The increase in interest expense was partially due to the increase in bank interest rates. The average annual interest rate was at 6% in the six months ended June 30, 2007, while it was approximately at 7.8% for the six months ended June 30, 2008. In addition, the total amount of trade finance occurred in the six months ended June 30, 2008 was approximately $130 million, while it was only $67.7 million for the same period in 2007. The increased trade finance contributed to the increase in interest expense.

Net Income

Although revenues from tire export division declined in the six months ended June 30, 2008 compared with the same period in 2007, the tire export division only accounted for less than 20% of the Company's consolidated revenues. Rubber import and distribution division and domestic tire distribution and retail division both experienced steady growth, therefore, net income increased by approximately $0.4 million, or 16% to about $2.8 million for the six months ended June 30, 2008 from approximately $2.4 million for the same period of 2007.

Liquidity and Capital Resources

As of June 30, 2008, we had cash and cash equivalents (excluding restricted cash) of approximately $4.8 million. The following table provides detailed information about our net cash flow:
	Six Months Ended June 30,
	2008	2007
	US$	US$

Cash (used in) provided by operating activities	(8,822,158)	20,794,086
Cash used in investing activities	(13,863,101)	(20,929,689)
Cash provided by (used in) financing activities	25,906,945	(559,854)
Effect of exchange rate change on cash	(482,446)	119,704
Net increase (decrease) in cash and cash equivalents	2,739,240	(575,753)
Cash and cash equivalents beginning of the year	2,108,631	4,311,388
Cash and cash equivalents ending of the year	4,847,871	3,735,636

Operating Activities

Net cash used in operating activities was approximately $8.8 million for the six-month period ended June 30, 2008, which was an increase of approximately $29.6 million from approximately $20.8 million of cash provided by operating activities for the same period of 2007. The increase of the cash used in operating activities was primarily due to increases in related party receivables for trade, other receivables and inventory; and the decrease in accounts payable. The working capital deficiency was approximately $22.8 million as of June 30, 2008, compared to approximately $15.5 million working capital deficiency as of June 30, 2007. The decrease in working capital was attributable to a significant increase in outstanding trade finance, including import bill advance, export bill purchase, and letter of credit, which are used in our normal business operation.

Investing Activities

Net cash used in investing activities for the six-month period ended June 30, 2008 was $13.9 million, which is a decrease of approximately $7.1 million from net cash used in investing activities of approximately $20.9 million for the same period of 2007. The decrease in cash used in investing activities was primarily due to the decrease of net change in loan related party receivables compared with the same period of 2007. These loan related party receivables consist of loans made to related parties, which will be paid by these related parties in ordinary course of business. We and certain of our related parties make inter-company loans from time to time in the ordinary course of business. We periodically borrow money from certain of related parties on terms more favorable than those we could obtain from commercial banks and we periodically lend money to certain of our related parties on similar terms.

Financing Activities

Net cash provided by financing activities for the six-month period ended June 30, 2008 was approximately $25.9 million, which was an increase of approximately $26.5 million from approximately $0.6 million net cash used in financing activities during the same period of 2007. The increase of the cash provided by financing activities was mainly due to the increase in short-term borrowing. Trade finance such as import advances, export purchases, documents against payment, and documents against acceptance constitute most of the Company's short-term borrowings. In addition, as discussed above, we periodically borrow money from certain of related parties on more favorable terms. Such loans provide more flexibility for us because they are typically free of interest and it is less time consuming to obtain such loans than to seek commercial bank financing. Nevertheless, we believe that we can obtain adequate commercial bank financing if necessary in lieu of such inter-company loans. As of June 30, 2008, we had a line of credit of approximately $141.9 million as described below. During the six months ended June 30, 2008, we borrowed more funds from related parties for our working capital turnover compared with the same period of 2007. Due to the significant increase in cash used in operating activities, the Company had to obtain additional financing.

Revolving credit facility

The Company's total amount of credit line as of June 30, 2008 was approximately $141.9 million. At June 30, 2008, the outstanding liabilities under these facilities were $76.7 million. Corresponding financial charges are based on the interest rate defined in each individual contract between the Company and the banks. In general, the interest rate for import bill advances and export bill purchases is based on the average of three months LIBOR plus 2%. The finance charge for opening a letter of credit is approximately 0.1%; finance charges for documents against payment and documents against acceptance are at a rate fluctuating around 0.1%. The letters of credit negotiation charge is at 0.125%.

The obligations of credit are guaranteed by Qingdao Sentaida, Sentaida Group Ltd, Sentaida Rubber Co. Ltd, and Kaiyang Import and Export Company Limited which is one of the Company's strategic business partners. Some of the obligations also bear the personal guaranty of one of the stockholders of Sentaida Group, Long Qin (Chairman of the Board of the Company). The contractual agreements with banks contain covenants which restrict the Company's ability to incur additional debt, enter into guarantees, make loans and investments, and modify certain material agreements, and other customary covenants. The Company has not violated any of the covenants in the reporting periods

Depending on our future needs, changes and trends in the capital markets affecting our shares and the Company, we may determine to seek additional equity or debt financing in the private or public markets.

Off-Balance Sheet Arrangements

We do not have any off-balance arrangements.

Seasonality

Our operating results and operating cash flows historically have not been subject to seasonal variations. This pattern may change, however, as a result of new market opportunities or new product introductions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Not applicable.

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

As required by Rule 13a-15 under the Exchange Act, our management, including Mr. Long Qin and Ms. Hailan Xu, our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008. Based on that evaluation, Mr. Qin and Ms. Xu concluded that as of June 30, 2008, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

Changes in Internal Controls over Financial Reporting

During the second quarter ended June 30, 2008, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal year covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we may involve in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse affect on our business, financial condition or operating results.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There is no unregistered sales of equity securities during the three-month period ended June 30, 2008.

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

Dated: August 13, 2008

SENTAIDA TIRE COMPANY LIMITED

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

*Filed herewith.