Form 10-Q
period 2008-09-30
SENTAIDA TIRE CO LTD
filed 2008-11-14
CIK 1169138

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

                         (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2008

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _____________

Commission File Number: 000-52142

SENTAIDA TIRE COMPANY LIMITED

(Exact name of registrant as specified in its charter)

Nevada	84-1609495
(State or other jurisdiction of	(I.R.S. Empl. Ident. No.)
incorporation or organization

No. 177 Chengyang Section
308 National Highway
Danshan Industrial Area
Qingdao, China 266109
(Address of principal executive offices, Zip Code)

(86) 532-8779-8766
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒    No ☐

     Indicate by check mark whether the registrant is a larger accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller Reporting Company	☒
(Do not check if a smaller reporting company)

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

     The number of shares outstanding of each of the issuer’s classes of common equity, as of November 11, 2008 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	26,000,000

PART I

FINANCIAL INFORMATION

SENTAIDA TIRE COMPANY LIMITED

Consolidated Balance Sheets

	September 30, 2008	December 31, 2007
	Unaudited	Audited
	US$	US$
ASSETS
CURRENT ASSETS
Cash and cash equivalents	12,980,982	2,108,631
Restricted cash	12,465,262	8,534,135
Notes receivable	3,237,660	1,738,286
Accounts receivable, net	16,506,928	18,957,856
Accounts receivable-related party	34,080,976	28,907,450
Loan receivable-related party	15,108,853	2,601,253
Inventories, net	13,369,420	10,384,620
Other receivables	13,187,423	8,681,783
Prepayments and other assets	4,430,081	6,448,517
Total Current Assets	125,367,585	88,362,531

RELATED PARTIES RECEIVABLES (NON CURRENT)	40,292,695	28,967,410

PROPERTY, PLANT & EQUIPMENT, net	6,367,191	5,812,963

INVESTMENT	99,966	46,486

	172,127,437	123,189,390

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Short term borrowings	71,044,803	55,505,353
Notes payable	18,479,680	16,174,239
Accounts payable	28,166,615	21,121,952
Accounts payable-related party	759,011	440,461
Loan payable-related party	20,000,274	4,624,175
Other payables and accruals	4,754,792	1,740,015
Income tax payable	2,285,528	1,990,003
Other taxes payable	--	69,345
Other liabilitities	279,493	274,715
Advance from customers	3,538,340	1,964,681
Total Current Liabilities	149,308,536	103,904,939

STOCKHOLDERS' EQUITY
Common stock-authorized 100,000,000 shares,
$0.001 par value; issued and outstanding
26,000,000 shares and 25,090,000 shares	26,000	25,090
Appropriated retained earnings	1,254,002	1,254,002
Unappropriated retained earnings	19,032,998	16,513,120
Accumulated other comprehensive income	2,505,901	1,492,239
Total Stockholders' Equity	22,818,901	19,284,451
	172,127,437	123,189,390

See notes to consolidated financial statements

SENTAIDA TIRE COMPANY LIMITED
Consolidated Statements of Operations and Comprehensive Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	Unaudited	Unaudited	Unaudited	Unaudited
	US$	US$	US$	US$
REVENUES
Sales	80,785,519	98,960,483	232,631,433	262,834,994
Commissions and other	812,861	183,075	1,104,158	510,865
	81,598,380	99,143,558	233,735,591	263,345,859
COSTS AND EXPENSES
Cost of sales	78,014,448	92,920,147	220,944,216	248,564,259
Freight charges	514,022	2,092,754	2,431,287	4,369,457
Selling Expenses	1,013,150	604,649	2,373,735	2,277,137
General and Administrative Expenses	213,871	175,478	793,091	582,805
	79,755,491	95,793,028	226,542,329	255,793,658
INCOME FROM OPERATIONS	1,842,889	3,350,530	7,193,262	7,552,201

OTHER INCOME (EXPENSES)
Miscellaneous income (expense)	130,047	12,591	117,832	91,533
Interest expense (net)	(2,023,495)	(1,316,572)	(4,517,127)	(2,918,971)
	(1,893,448)	(1,303,981)	(4,399,295)	(2,827,438)
INCOME (LOSS) BEFORE INCOME TAXES	(50,559)	2,046,549	2,793,967	4,724,763

PROVISION FOR INCOME TAXES	80,317	151,021	273,179	427,679
NET (LOSS) INCOME	(130,876)	1,895,528	2,520,788	4,297,084
OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation gain (loss)	(222,630)	276,062	1,013,662	939,038
COMPREHENSIVE (LOSS) INCOME	(353,506)	2,171,590	3,534,450	5,236,122

EARNINGS PER COMMON SHARE:
Basic and Diluted	(0.01)	0.08	0.10	0.17

AVERAGE COMMON SHARES OUTSTANDING	26,000,000	25,090,000	25,870,474	25,090,000

See notes to consolidated financial statements

SENTAIDA TIRE COMPANY LIMITED

Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2008	2007
	Unaudited	Unaudited
	US$	US$
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	2,520,788	4,297,084
Adjustments to reconcile net income to net cash
provided (used)by operating activities:
Depreciation	578,437	450,389
Changes in operating assets and liabilities
Notes receivable	(1,340,033)	964,783
Accounts receivable	3,737,596	(3,042,758)
Accounts receivable-related party	(5,961,373)	(20,531,705)
Inventories	(2,176,179)	(1,933,843)
Other receivables	(2,236,466)	(3,335,454)
Prepayments and other assets	1,042,393	(9,793)
Notes payable	1,102,220	2,691,590
Accounts payable	5,376,597	15,556,619
Accounts payable-related party	(5,353,534)	(2,676,513)
Other payables and accruals	2,818,957	6,116,335
Income tax payable	295,525	420,497
Other taxes payable	(380,564)	1,142,440
Other liabilities	(773,154)	(2,107,528)
Advances from customers	2,154,789	1,010,506
Net Cash Provided (Used) by Operating Activities	1,405,999	(987,351)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of property, plant and equipment	(724,165)	(441,540)
Net change in due from related parties	(12,876,811)	(1,331,931)
Increase in restricted cash	(3,310,558)	(1,914,793)
Investment	(50,100)	(37,246)
Net Cash Used by Investing Activities	(16,961,634)	(3,725,510)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in borrowings from related parties	15,376,100	(700,564)
Net change in short term borrowings	11,503,319	2,030,319
Net Cash Provided by Financing Activities	26,879,419	1,329,755

Effect of exchange rate change on cash	(451,434)	343,666

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	10,872,350	(3,039,440)
CASH AND CASH EQUIVALENTS, beginning of period	2,108,632	4,311,388
CASH AND CASH EQUIVALENTS, end of period	12,980,982	1,271,948

SUPPLEMENTAL DISCLOSURES
Interest paid	5,587,840	2,666,482
Income taxes paid	171,706	48,277

See notes to consolidated financial statements

SENTAIDA TIRE COMPANY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Business and Summary of Significant Accounting Policies:

Organization

The Company’s name has been changed from “RUB A DUB SOAP INC.” (“RUBD”) to “Sentaida Tire Company Limited”, effective on July 3, 2008.

The Company is a holding company and did not engage in any active operations prior to its reverse acquisition transaction with Zhongsen International Company Group Limited ( “Zhongsen International”),completed on February 5, 2008. The Company currently operates through Zhongsen International’s wholly-owned subsidiaries: Qingdao Free-Trading Zone Sentaida International Trade Company Limited (“F.T.Z. Sentaida”), Qingdao Sentaida Tires Co., Limited (“Qingdao Sentaida”) and Zhongsen Holdings Co., Limited (“Zhongsen Holdings”). Both F.T.Z. Sentaida and Qingdao Sentaida are companies incorporated under the laws of People’s Republic of China, and Zhongsen Holdings is incorporated in the British Virgin Islands under the International Business Company Act (Cap.291).

Nature of Business

The Company is primarily engaged in the global marketing and distribution of tires and rubber without any tire manufacturing operations, and it is one of the largest integrated tire and rubber marketers and distributors in China. The Company’s business scope can be generally divided into three main business divisions: rubber import and distribution, tire export, and tire domestic wholesale and retail, which generated approximately 58%, 21% and 21% of its consolidated net sales respectively for the nine months ended September 30, 2008. The Company has positioned itself as an intermediary between international rubber producers and Chinese tire manufacturers and as an active marketer of tires for the tire manufacturers in the very fragmented replacement tire market. It aims to become a major player in the world tire and rubber market through steady organic growth, expansion into new markets, entry into the retail service market and an aggressive acquisition strategy.

Principles of Consolidation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Before the reverse acquisition of Zhongsen International, RUBD had “zero” equity; and after the acquisition, RUBD has not had any operations and has not incurred any expenses. Therefore, the accompanying consolidated financial statements include the accounts of Zhongsen International and its wholly-owned subsidiaries and the shares issued in connection with the acquisition on February 5, 2008 are treated as if they were outstanding for all prior periods.

Reclassification

Certain amounts in the 2007 financial statements have been reclassified to conform to the current financial statement presentation with no impact on previous reported net income or stockholder’s equity. The related party receivables in previous presentation were reclassified as accounts receivable-related party and loan receivable-related party. Related party payables were reclassified as accounts payable-related party and loan payable-related party on current presentation. Taxes payable was reclassified as income tax payable and other taxes payable; advance from customers was taken out from other liabilities showing as separate item line on current balance sheet. Commission, rebates and insurance were reclassified into selling expenses on current statements of operations.

Use of Estimates

The preparation of financial statements on conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

SENTAIDA TIRE COMPANY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents

The Company considers all deposits with an original maturity of three months or less and short-term highly liquid investments, which are readily convertible into cash to be cash and cash equivalents in the consolidated financial statements.

All cash in banks in China is placed with accredited financial institutions but is uninsured. Although China is considered economically stable, it is possible that unanticipated events could disrupt banks’ operations. Therefore, the Company has a credit risk exposure of uninsured cash in banks.

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

Concentration of Credit Risk

In the normal course of business, the Company may give credit to its customers after performing a credit analysis based on a number of financial and other criteria. The Company performs ongoing credit evaluations of customers’ financial condition and does not normally require collateral. However, letters of credit and other security are required for certain new and existing customers.

In the consolidated net sales, the concentration of risk mainly comes from the customers of F.T.Z. Sentaida and Zhongsen Holdings. The top ten customers accounted for approximately 47% and 52% of the consolidated net sales for the nine months ended September 30, 2008 and 2007, respectively.

Accounts Receivable

The top ten of our customers accounted for 77% of the accounts receivable as of September 30, 2008 and 85% as of December 31, 2007. As of September 30, 2008, the top one customer accounted for 21% of the accounts receivable; the second and the third largest customers both represented 9%; and the fourth one accounted for 8% of accounts receivable.

Allowance for Doubtful Accounts

The Company would provide an allowance for doubtful accounts to ensure that accounts receivable and other receivables are not overstated due to any uncollectible accounts. Based on management’s evaluation of the customers’ ability to make payment, the probability of inability to pay is low; therefore, the Company did not make any allowance for doubtful accounts.

Inventories

For Qingdao Sentaida, inventories consist primarily of automotive tires, wheels, automotive service accessories and related products. Inventories are valued at the lower of cost (computed in accordance with the weighted average method) or market. The Company performs periodic assessments to determine the existence of obsolete, slow-moving and non-saleable merchandise. If any, this merchandise would be sold on discount or returned to vendors at discount in exchange for other merchandise relatively easier to sell. However, based on management’s experience and assessments, the level of obsolete and slow-moving merchandise was very low and we believe there is no need to have an allowance for obsolescence. Terms with a majority of the Company’s tires vendors allow return of tires products, within limitations, specified in their supply agreements. The inventory of Qingdao Sentaida as of September 30, 2008 was approximately $11.9 million.

SENTAIDA TIRE COMPANY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For Zhongsen Holdings and F.T.Z. Sentaida, the inventories for rubber and tires are stated at the lower of cost (computed in accordance with the first-in-first-out method) or market. There was no inventory kept in Zhongsen Holdings, while F.T.Z. Sentaida maintains inventory at minimum level. Management adjusts the inventory level based on the fluctuation of the demand for rubber. As of September 30, 2008, the inventory of rubber in F.T.Z. Sentaida was approximately $1.5 million.

Property, Equipment and Land Use Rights

Property, equipment and land use rights are stated at cost at the date of acquisition. The Company adopts the straight-line method of depreciation and amortization at annual rates sufficient to depreciate or amortize the cost of the assets less estimated salvage value over the assets’ estimated useful lives. Maintenance and repairs are charged to expense as incurred and expenditures for improvements and major renewals are capitalized. When an asset is sold or retired, the carrying amount of the asset and the related accumulated depreciation are removed from the account in the year of disposal, and any resulting gain or loss is reflected in the statement of operations. Depreciation is determined by using the straight-line method based on the following estimated useful lives:

Buildings and land use rights	20 years
Machinery and equipment	5 years
Office equipment	5 years
Vehicles and other	5-8 years

These buildings are bought and used by the Company’s Chain Stores to provide car services, retail tires and other merchandise used in cars.

Office building, warehouses and the related land that are currently used by the Company are not held under the Company's name. They are held by Sentaida Rubber, one of the Company’s related parties. The office building, warehouses and related land used by the Company are free of charge.

Impairment

Impairments of long-lived assets are recognized when events or changes in circumstances indicate that the carrying amount of the asset or related groups of assets may not be recoverable and the Company’s estimate of undiscounted cash flows over the assets’ remaining estimated useful lives are less than the assets’ carrying value. Measurement of the amount of impairment may be based on appraisals, market values of similar assets or estimated discounted future cash flows resulting from the use and ultimate disposition of the asset.

Throughout the reporting period, management has reviewed the carrying value of long-term fixed assets for impairment when events or circumstances indicate possible impairment. Management has concluded that the estimated future cash flows anticipated to be generated during the remaining life of these assets support their current net carrying value, thus, no impairment charges have been recorded for such periods.

Goodwill and Other Intangible Assets

Under SFAS No. 142 “Goodwill and Other Intangible Assets,” goodwill and intangible assets with indefinite lives are no longer amortized, but are tested for impairment annually and more frequently in the event of an impairment indicator. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives, and reviewed whenever events or circumstances indicate impairment may exist.

Foreign Currency Translation

The functional currency of the Company is Chinese Yuan (RMB) and their reporting currency is U.S. dollar. Consolidated balance sheet accounts are translated into U.S. dollars at the period-end exchange rate and all revenue and expenses are translated into U.S. dollars at the average exchange rate prevailing during the periods in which these items arise. Translation gains and losses are deferred and accumulated as a component of other comprehensive income in the shareholders’ equity section of the balance sheet.

SENTAIDA TIRE COMPANY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Exchange transaction gains and losses that arise from exchange rate fluctuations affecting transactions denominated in a currency other than the functional currency are included in the statement of operation as incurred.

The foreign currency translation gain in the nine months ended September 30, 2008 and 2007 was $1,013,662 and $939,038, respectively.

Fair Value of Financial Instruments

SFAS No. 107, “Disclosures about Fair Values of Financial Instruments”, requires disclosing fair value to the extent practicable for financial instruments that are recognized or unrecognized in the balance sheet. The fair value of the financial instruments disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement.

For certain financial instruments, including cash, current accounts receivable, other receivables, related party receivables and payables, accounts payable, other payables and accruals, and short-term debt, it is assumed that the carrying amounts approximate fair value because of the near term maturities of such obligations. The carrying value of revolving credit facility approximates their fair value due to the variable rate of interest paid. For long-term debt, the carrying amount is assumed to approximate fair value based on the current rates at which the Company could borrow funds with similar terms. Non-current accounts receivable is also assumed to approximate cost, because they are expected to be settled for property and equipment in the near future.

Vendor Rebates

The Company receives rebates from its vendors under a number of different programs. Many of the vendor programs provide for the Company to receive rebates when any of a number of measures are achieved, generally related to the volume of purchases. These rebates are accounted for as a reduction to the price of the product, which reduces the carrying value of inventory. Throughout the reporting periods, the amount recognized for quarterly rebates is based on purchases that management considers probable for the periods. These estimates are continually revised to reflect rebates earned based on actual purchase level.

Customer Rebates

The Company offers rebates to its customers under a number of different programs. The majority of these programs provide for the customers to receive rebates when certain measures are achieved generally related to the volume of product purchased from the Company. The amount of rebates is recorded in the form of a reduction to the related accounts receivable balance based on the actual level of purchases made by customers that participate in the rebate programs.

Income Taxes

The Company accounts for its income taxes under the provisions of SFAS No. 109 “Accounting for Income Taxes.” This statement requires the use of the asset and liability method of accounting for deferred income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes, at the applicable enacted tax rates. The Company provides a valuation allowance against its deferred tax assets when the future realizability of the assets is no longer considered to be more likely than not.

Legal and Tax Proceedings

The Company is involved occasionally in lawsuits as well as audits and reviews regarding its state and local tax filings, arising out of the ordinary conduct of its business. Although no assurances can be given, management does not expect that any of these matters will have a material adverse effect on the Company’s financial statements. As to tax filings, the Company believes that the various tax filings have been made timely such as income tax, stamp duty, business tax and value-added tax etc. and in accordance with applicable national, regional and local tax code requirements. Appropriate payments have been made of all taxes due.

SENTAIDA TIRE COMPANY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Product Warranty

The tires that F.T.Z. Sentaida and Qingdao Sentaida sell are guaranteed directly by the manufacturers against defects in manufacturing and workmanship. F.T.Z. Sentaida and Qingdao Sentaida are not accountable to customers. In respect of rubber imported, the F.T.Z. Sentaida has insurance coverage for the quality. Therefore, the Company does not make provisions for warranty.

For Qingdao Sentaida, although it has no responsibility for defects in quality or workmanship of the tires, it serves as agent for making damage claims against manufacturers on behalf of its customers. Qingdao Sentaida may compensate customers first, either by replacing the tires or by a cash refund, and then, will get reimbursement from manufacturers or suppliers in tires or cash. Approximately $1.1 million of tires returned by customers was included in the value of inventory as of September 30, 2008.

Freight

For the customers to whom the Company offers CIF sales terms, the Company recognizes freight included in the price as revenue and meanwhile, the freight paid to common carriers is recognized as expense. Non-CIF customers’ terms are “freight collect”.

Advertising

Almost all cost relating to advertising and promotion for different brands of tires the Company sells are provided for and assumed by tire manufacturers. The Company usually does not bear these costs but would expend them, if and when incurred.

Related Party Transactions

The Company has mutually beneficial, longstanding arrangements with certain related parties set forth below. Related party sales were approximately $27 million, which accounted for 12% of the Company’s net sales in the nine months ended September 30, 2008. For the same period in 2007, related party sales were approximately $45 million, 17% of the Company’s net sales.

One of the Company’s related parties, Qingdao Sentaida Rubber Co. Ltd., or Sentaida Rubber, is a subsidiary of Sentaida Group, which previously owned 51% of the shares of Qingdao Sentaida and F.T.Z. Sentaida before Qingdao Sentaida and F.T.Z. Sentaida were acquired by Zhongsen International. The Company has a longstanding arrangement with Sentaida Rubber to purchase products on their behalf, in exchange for an 8% commission on the sale of such products by Sentaida Rubber. Amounts due from Sentaida Rubber increased approximately $11 million, as of September 30, 2008, primarily due to increased payments made by F.T.Z. Sentaida and Zhongsen Holdings on behalf of Sentaida Rubber. Sentaida Rubber accounted for 54% of the related party receivables, as of September 30, 2008. The Company believes that these receivables are collectable since receivables from Sentaida Rubber are guaranteed by Sentaida Group, which is also a related third party. Sentaida Rubber has indicated that it plans to repay the Company, partly in cash and partly through the transfer to the Company of land and buildings owned by Sentaida Rubber that we have valued at approximately $24 million. For several years Sentaida Rubber has allowed the Company to use such land and buildings, free of cost, based on its longstanding relationship with the Company. The $36.4 million of the related party receivable from Sentaida Rubber has been reclassified as non-current related party receivables on the Company’s consolidated balance sheet.

LQJ Global Tire, or LQJ, is another related party, as it is a wholly-owned subsidiary of Sentaida Group. On December 1, 2007, Sentaida Group Ltd. authorized the transfer of LQJ’s tire business operation into Sentaida International Inc., which is also a wholly-owned subsidiary of Sentaida Group. Sentaida International Inc. has assumed all the LQJ’s liabilities related to its operation before the operation integrated into Sentaida International. LQJ and Sentaida International Inc. accounted for nearly 94% of the related party sales, and about 45% of the related party receivables in the nine months ended September 30, 2008. The sales to LQJ and Sentaida International Inc. are normal business transactions and the documents are released against acceptance with a maturity of 90 days (D/A 90 days). The short-term debt to LQJ was approximately $8.7 million as of September 30, 2008, accounted for 58% of the related party loan receivable.

Nanjing Sentaida Tire Company Limited, or Nanjing Sentaida, is a related party of the Company through one top management member in Nanjing Sentaida’s management team, Mr. Junfeng Liang, one of our directors. It accounted for 3% of the related party sales in the nine months ended September 30, 2008, which were all normal business transactions. Accounts receivable from Nanjing Sentaida was approximately $0.4 million as of September 30, 2008.

SENTAIDA TIRE COMPANY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Sentaida Group is related to the Company through Mr. Qin (the Company’s Chief Executive Officer), who owns 76% of Sentaida Group’s shares. Amounts due from Sentaida Group were approximately $4 million and accounted for 27% of the loan receivables-related party as of September 30, 2008, which were short-term debt without interest or any other charges.

Delinte Logistic Company Limited, or Delinte Logistic, is a subsidiary of Sentaida Group. The short-term debt payable to Delinte Logistic was approximately $0.2 million without interest or any other charges, which accounted for 1% of the related party loan payable as of September 30, 2008.

Dongsen Tires Company Limited, or Dongsen, is related to the Company through one top management member (Mr. Junfeng Liang), who also takes a part in Dongsen’s decision making. Approximately $17.7 million was borrowed from Dongsen for working capital turnover in the nine months ended September 30, 2008, which accounted for 88% of the related party loan payable. This short-term borrowing is non-interest bearing.

As of September 30, 2008, about $1.8 million was owed to Ms. Xiuqin Li, our CEO’s wife. The borrowing was short-term borrowing for working capital turnover.

2. Cash and Restricted cash

Restricted cash consists of collateral for letters of credit, notes payable and deposits in foreign currency; usually the deposit terms are within 90 days, although some are up to six months. The restricted cash was approximately $12.5 million as of September 30, 2008.

3. Property and Equipment

Depreciation expense was approximately $0.6 million and $0.5 million for the nine months ended September 30, 2008 and 2007, respectively. Depreciation expense was included in selling, general and administrative expense in the consolidated statements of operations.

A commercial real property with a cost of $2.9 million was bought under a personal mortgage of three employees of Sentaida Rubber Co. Ltd. The advance payment of about $1.5 million was paid by the Company and another $1.4 million of mortgage is amortized every month under the name of the three employees by Sentaida Rubber. There are agreements among the three employees, the Company and Sentaida Rubber, which clearly indicate that the three employees are just nominal owners of the property and nominal bearers of the mortgage and the company is the real owner of the property. All the rights and obligations related to the property are assumed by the Company and the property is used by the Company without other consideration in return. The Company made the advance payment but Sentaida Rubber is currently making the mortgage payments, which will be reimbursed by the Company later. The interest on the mortgage is floating and it is based on 130% of the annual prime rate of Construction Bank of China. Therefore, the mortgage’s remaining balance was based on the year 2008’s prime rate, 7.83% plus 30%, which is equivalent to the annual effective rate of 10.179%.

The required unpaid principal on this mortgage are:

Year	Amount
October 2008-September 2009	$89,172
October 2009-September 2010	$89,172
October 2010-September 2011	$89,172
October 2011-September 2012	$89,172
October 2012-September 2013	$89,172
October 2013—November 2015	$193,206

SENTAIDA TIRE COMPANY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Notes Receivable

Notes receivable were approximately $3.2 million as of September 30, 2008 from Qingdao Sentaida’s customers. These notes are due within six months and no interest or additional amounts are required to be received.

5. Other Receivables

Other receivables were approximately $13.2 million as of September 30, 2008. Among them, approximately $8 million was borrowed by one of the Company’s strategic business partners without interest. Approximately $3.7 million was owned by two of the Company’s suppliers, among which, $3.5 million was short-term borrowing by the two suppliers and will be paid back by offsetting the Company’s accounts payable, and $0.2 million is freight charges and miscellaneous port charges that the Company paid on behalf of the two suppliers and will be reimbursed later.

6. Prepayments

Prepayments to the Company’s suppliers were approximately $4.2 million as of September 30, 2008.

7. Investment

The Company invested $49,866 in Greatwall Fund and $50,100 in call deposit as of September 30, 2008. The market value for these short-term investments together was approximately $82,214 as of September 30, 2008 and it is included in the accompanying balance sheet.

8. Loan Payable- Related Party

Loan payable to related party was approximately $20.0 million as of September 30, 2008 (Please see details under section of related party transaction of note 1).

9. Short Term Borrowings

F.T.Z. Sentaida’s total amount of credit line as of September 30, 2008 was approximately $138.8 million. The outstanding import bill advance, export bill purchase, documents against payment and documents against acceptance were approximately $71 million in total. Corresponding financial charges are based on the interest rate defined in each individual contract between F.T.Z. Sentaida and the banks. In general, the interest rate for import bill advances and export bill purchases is based on the average of three months LIBOR plus approximately 3%. The finance charge for opening a letter of credit is approximately 0.1%; finance charges for documents against payment and documents against acceptance are at a rate fluctuating around 0.1%. The letters of credit negotiation charge is at 0.125%.

The obligations of credit are guaranteed by Qingdao Sentaida, Sentaida Group, Sentaida Rubber Co. Ltd., and Kaiyang Import and Export Company Limited who is one of the Company’s strategic business partners. Some of the obligations also bear the personal guarantee of stockholders of Sentaida Group, such as Mr.Qinlong, the Company’s Chairman of the Board and CEO. The agreements with banks contain covenants which restrict the Company’s ability to incur additional debt, enter into guarantees, make loans and investments, and modify certain material agreements, and other customary covenants. The Company has not violated any of the covenants in the reporting periods

10. Notes Payable

Notes payable were approximately $18.5 million as of September 30, 2008. Most of the notes payable were issued to F.T.Z. Sentaida’s suppliers and were due within six months with no interest charge. Restricted cash for notes payable as of September 30, 2008 was about $12.5 million.

SENTAIDA TIRE COMPANY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Accounts Payable

Accounts payable was approximately $28.2 million as of September 30, 2008. Substantially all these amounts were payable to F.T.Z. Sentaida and Qingdao Sentaida’s normal business suppliers and usually were due within six months without interest or any other charges. The accounts payable to Zhaoyuan Liao Rubber Products Co., Ltd were about $6.2 million, about $3.3 million to Reginal Rubber Trading, approximately $3.1 million to Shandong Yongtai Chemical Company Ltd., about $2.4 million to PT. Karya Multiniaga Mand and about $2.1 million to South China Rubber and Tire Co., Ltd. Accounts payable to these five companies accounted for approximately 61% of consolidated accounts payable.

12. Other Payable and Accruals

Other payable and accruals were approximately $4.8 million as of September 30, 2008. In September, the Company borrowed approximately $2.9 million from Qingdao Yuheng Tire Co., Ltd for its working capital turnover with no interest and additional charges.

13. Income Tax Payable

As of September 30, 2008, there are no differences between the carrying value and tax bases of the Company’s assets and liabilities and there were no loss carryovers, therefore, there were no deferred tax assets or liabilities.

According to the Corporate Income Tax Law of the People’s Republic of China (“the new CIT Law”), the new applicable income tax rate of our Chinese subsidiaries was 25%, which is effective from January 1, 2008. The company makes tax provision and tax payment quarterly, and the tax settlement for the whole year is made before the end of April of the following year. Income tax payable was about $2.3 million as of September 30, 2008.

14. Appropriated Retained Earnings

The Company’s income is distributable to its owners after transfer to statutory reserves as required under relevant PRC laws and regulations and the Company’s Articles of Incorporation. As stipulated by the relevant laws and regulations in the PRC, the Company is required to maintain a statutory surplus reserve fund, which is non-distributable. Appropriations to such reserve are 10% to 15% of net profit after taxation as per the statutory financial statements of the Company.

The statutory surplus reserve fund can be used to make up prior year losses, if any, for business expansion, or for dividend distribution, and can be applied in conversion into capital by means of capitalization issue. Except for offset of the Company’s loss, the balance of the statutory surplus reserve fund should not be less than 25% of the paid-in capital after the use of the reserve fund. The appropriation may cease to apply if the balance of the fund has reached 50% of the company’s registered capital.

The appropriation to such reserve is made at year-end based on the net income for the year. Accordingly, the Company did not make any appropriation to the reserve in the accompanying quarterly financial statements.

15. Common Stock

F.T.Z. Sentaida and Qingdao Sentaida do not have authorized shares and never issued any kind of stock. The two companies only have paid-in capital, which equals the registered capital. For Zhongsen Holdings, it has 50,000 authorized shares, which were never issued and it has no paid-in capital either. In addition, Zhongsen International has 10,000 authorized shares, which have not been issued yet. It does not have paid- in capital.

Zhongsen International acquired 100% of equity interests of F.T.Z. Sentaida and Qingdao Sentaida in 2007 at a cost equal to total paid-in capital of F.T.Z. Sentaida and Qingdao Sentaida. The reporting entity changed to Zhongsen International. When consolidating the financial statements of Zhongsen International and its subsidiaries, $3,048,765 of the paid-in capital of F.T.Z. Sentaida and Qingdao Sentaida was eliminated.

In the reverse acquisition closed on February 5, 2008, Zhongsen International’s total outstanding 10,000 shares acquired by RUBD in exchange for 25,090,000 shares, representing 96.5%, of RUBD’s common stock (26,000,000 outstanding shares in total) with par value at $0.001 per share.

SENTAIDA TIRE COMPANY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Freight Charges

Freight charges, which include freight and miscellaneous charges such as port fees, goods handling charges, customs duty and goods loading and unloading charges, etc. were approximately $2.4 million and $4.4 million for the nine months ended September 30, 2008 and 2007, respectively.

17. Selling Expenses

Selling expenses were approximately $2.4 million and $2.3 million for the nine months ended September 30, 2008 and 2007, respectively. Salary and wages, depreciation, traveling expenses, auto & fuel expenses and insurance premiums accounted for most of the selling expenses.

18. Interest Expense

Interest expense for discounting notes, short-term debt for working capital turnover, trading finance, and miscellaneous financial charges, such as fee for issuing letter of credit and bank charges etc, are all included in interest expenses. Total interest expense for trade finance, discounting notes and short-term borrowing was about $5.7 million and $2.5 million for the nine months ended September 30, 2008 and 2007, respectively. Miscellaneous bank charges were about $0.7 million and $0.5 million for the same period in 2008 and 2007, respectively. As of September 30, 2008, interest income was about $1.9 million, which offset the increased interest expense.

19. Subsequent Events

Sentaida International Inc. is an USA based subsidiary of Sentaida Group, and mainly operates in Los Angeles and St. Louis. It accounted for approximately 94% of the Company’s related party sales and 45% of the accounts receivable-related party. The Company planed to acquire Sentaida International Inc. at the end of the year. However, due to the increasingly harder economic condition in the United States, Sentaida International Inc.’s revenue and net profit reduced dramatically during last nine months, therefore the Company has decided to suspend the acquisition plan.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q, including the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and that a number of risks and uncertainties could cause actual results of the Company to differ materially from those anticipated, expressed or implied in the forward-looking statements. The words “believe”, “expect”, “anticipate”, “project”, “targets”, “optimistic”, “intend”, “aim”, “will” or similar expressions are intended to identify forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. Risks and uncertainties that could cause actual results to differ materially from those anticipated include risks related to new and existing products; any projections of sales, earnings, revenues, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; uncertainties related to conducting business in China; any statements of belief or intention; any of the factors and risks mentioned in the “Risk Factors” sections of our SEC filings. The Company assumes no obligation and does not intend to update any forward-looking statements, except as required by law.

Use of Terms

Except as otherwise indicated by the context, references in this report to:

•

“We,” “us,” or “our,” and the “Company” are references to the combined business of Sentaida Tire Company Limited, a Nevada corporation, and its wholly-owned subsidiary, Zhongsen International, along with Zhongsen International’s wholly-owned subsidiaries, F.T.Z. Sentaida, Zhongsen Holdings, and Qingdao Sentaida;

•	“Zhongsen International” refers to Zhongsen International Company Group Limited, a corporation formed under the laws of Hong Kong;
•	“F.T.Z. Sentaida” refers to Qingdao (F.T.Z. ) Sentaida International Trade Co. Ltd., a corporation incorporated in the People’s Republic of China;
•	“Qingdao Sentaida” refers to Qingdao Sentaida Tires Co., Ltd, a corporation incorporated in the People’s Republic of China;
•	“Zhongsen Holdings” refers to Zhongsen Holdings Co., Ltd., a British Virgin Islands company;
•	“China” and “PRC” are references to the People’s Republic of China and references to “Hong Kong” are to the Hong Kong Special Administrative Region of China;
•	“BVI” refers to the British Virgin Islands;
•	“RMB” refers to Renminbi, the legal currency of China;
•	“U.S. dollar,” “$” and “US$” are references to the legal currency of the United States; and
•	“Securities Act” and “Exchange Act” are references to the Securities Act of 1933, as amended and to the Securities Exchange Act of 1934, as amended, respectively.

Overview of Our Business

We are one of the largest integrated tire and rubber marketers and distributors in China. Through our Chinese subsidiaries, we primarily engage in the global marketing and distribution of tires and rubber without any tire manufacturing operations.  Our business scope can be generally divided into three (3) main business divisions: rubber import anddistribution, tire export, and tire domestic wholesale and retail, which generated approximately 55%, 24% and 21% of its consolidated net sales respectively in the quarter ended September 30, 2008.  We position ourselves as an intermediary between international rubber producers and Chinese tire manufacturers and as an active marketer of tires for the tire manufacturers in the very fragmented replacement tire market. We aim to become a major player in the world tire and rubber market through steady organic growth, expansion into new markets, entry into the retail service market and an aggressive acquisition strategy.

We are experiencing an increasingly more difficult economic condition characterized by significantly higher raw material prices, fluctuation of purchase prices, inflationary pressure on consumer behavior, lower auto sales and tire demand in overseas markets, reduced demand for rubber in domestic markets. We are currently focusing on mitigating the impact from these pressures on our operations through maintaining relationship established with the Company’s suppliers and customers, controlling our operation expenses, developing and expanding new suppliers and customer base and emphasizing on measures on hedging the risks resulted from fluctuation of raw material’s prices and foreign currency exchange rate.

Recent Developments

On July 3, 2008, we changed our name from “Rub A Dub Soap, Inc.” to “Sentaida Tire Company Limited” to better reflect our business. The new CUSIP number for our common stock is 81726L 106.  Our common stock is quoted on the Over The Counter Bulletin Board under the new symbol SDTC.OB. See the Company’s current Report on Form 8-K filed on July 10, 2008 for additional information on the amendment and a copy of the Certificate of Amendment to Articles of Incorporation.

Third Fiscal Quarter Financial Performance Highlights

We experienced a decline in the consolidated revenues and incurred a loss in the third quarter of 2008. The following are some financial highlights for the third fiscal quarter of 2008:

o	Revenues: The Company’s total revenue decreased by $18.2 million, or 18%, to $80.8 million for the three months ended September 30, 2008 from $99 million for the same period last year.

o	Gross Margin: Gross margin was 3.4% for the three months ended September 30, 2008, as compared to 6.1% for the same period last year.

o	Net Income: We incurred a loss of $130,876 for the three months ended September 30, 2008, which was a decline of $2,026,404, or 107%, from the net profit of $1,895,528 for the same period last year.

o	Earnings (loss) per share: Basic and diluted earnings (loss) per share was $(0.01) and $0.08 for three months ended September 30, 2008 and 2007, respectively.

Provision for Income Taxes

United States: We are subject to United States, or US, federal income tax at a tax rate of 34%. No provision for income taxes in the US has been made, as we had no taxable US income in the third quarter of 2008.

British Virgin Islands: Our wholly-owned subsidiary Zhongsen Holdings, was incorporated in the British Virgin Islands, and under the current laws of the BVI, it is not subject to income taxes.

PRC : On March 16, 2007, the National People’s Congress of China passed the new Corporate Income Tax Law, or the CIT Law, and on November 28, 2007, the State Council of China passed the Implementing Rules for the CIT Law, or the Implementing Rules, which took effect on January 1, 2008. The CIT Law and Implementing Rules impose a unified CIT of 25.0% on all domestic-invested enterprises and FIEs, unless they qualify under certain limited exceptions. The new CIT Law is much more preferential to the Company because F.T.Z. Sentaida and Qingdao Sentaida enjoy a 25% income tax rate under the new CIT Law, which was 33% under the old CIT Law.

In addition to the changes to the current tax structure, under the CIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a resident enterprise and will normally be subject to CIT of 25.0% on its global income. The Implementing Rules define the term “de facto management bodies” as “an establishment that exercises, in substance, overall management and control over the production, business, personnel, accounting, etc., of a Chinese enterprise.” If the PRC tax authorities subsequently determine that the Company should be classified as a resident enterprise, then the organization’s global income will be subject to PRC income tax of 25.0%.

Results of Operations

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

The following table summarizes the results of our operations during the three-month periods ended September 30, 2008 and 2007, and provides information regarding the dollar and percentage increase or (decrease) from the three-month period ended September 30, 2007 to the three-month period ended September 30, 2008.

	Three Months Ended September 30,			%
	2008	2007	Increase	of
	Unaudited	Unaudited	(Decrease)	Change
	US$	US$
REVENUES
Sales	80,785,519	98,960,483	(18,174,964)	-18%
Commissions and other	812,861	183,075	629,786	344.0%
	81,598,380	99,143,558	(17,545,178)	-17.7%
Costs and expenses
Cost of sales	78,014,448	92,920,147	(14,905,699)	-16.0%
Freight charges	514,022	2,092,754	(1,578,732)	-75.4%
Selling expenses	1,013,150	604,649	408,501	67.6%
General and administrative expenses	213,871	175,478	38,393	21.9%
	79,755,491	95,793,028	(16,037,537)	-16.7%
Income/loss from operations	1,842,889	3,350,530	1,507,641	-45.0%
Other income (expense)
Miscellaneous income	130,047	12,591	117,456	932.8%
Interest expense	(2,023,495)	(1,316,572)	(706,923)	53.7%
Other net	(1,893,448)	(1,303,981)	(589,467)	45.2%
Income (loss) from operation before income tax	(50,559)	2,046,549	(2,097,108)	-102.5%
Provision for income taxes (current )	80,317	151,021	(70,704)	-46.8%
Net income (loss)	(130,876)	1,895,528	(2,026,404)	-106.9%
Other comprehensive (loss) income
foreign currency translation gain (loss)	(222,630)	276,062	(498,692)	-180.6%
Comprehensive (loss) income	(353,506)	2,171,590	(2,525,096)	-116.3%

Revenues:

Our revenues were mainly generated from rubber import and distribution, tire exports, and tire domestic wholesale and retail sales. Revenues decreased by $18.2 million, or 18%, to $80.8 million for the three months ended September 30, 2008 from $99 million for the same period in 2007.

The decrease in consolidated revenues was primarily the result of a decline in revenue in our rubber import and distribution division and tire export division. Net sales in the rubber division declined by $12.6 million, or 22%, to $45.1 million in the quarter ended September 30, 2008, from approximately $57.7 million in the same quarter of 2007. The decline was due mainly to the decrease in the sales volume as a result of low market demand, as many rubber consuming manufacturers (i.e. tire manufacturers) drastically cut their production volume in order to save costs and to reduce the risk accompanying high prices of rubber since the end of 2007.

In addition, net sales in the tire export division were approximately $19.3 million in the quarter ended September 30, 2008, a decline of approximately $6.5 million, or 25%, from approximately $25.8 million in the same period of 2007. The decline was primarily due to the contract termination of agent sales business for one of the Company’s main suppliers in August. We also experienced an overall decline in export volume, which was a result of the combined effects of: 1) a shortage in tire supplies due to low production capacity of manufacturers as above mentioned; and 2) reduced competitive power due to increased prices charged by vendors.

The tire distribution and retail division experienced steady growth in the quarter ended September 30, 2008. Net sales were approximately $17.1 million, an increase of approximately $1.7 million, or 11%, compared with sales of approximately $15.4 million in the same period in 2007. Auto demand and sales in China have continued to grow, which lead to the increase in tire demand. Our continued efforts to develop and expand our customer base also contributed to the increased division revenues.

The following table shows the different components comprising our total revenues during the three month periods ended September 30, 2008 and 2007.

Divisions	% of Consolidated Revenues
	Three Months Ended September 30,
	2008	2007
Rubber Import/Distribution	55%	58%
Tire Export	24%	26%
Domestic Tire Distribution and Retail	21%	16%

As the table above indicates, the rubber import and distribution division accounted for an aggregate of 55% and 58% of our revenues for the three months ended September 30, 2008 and 2007, respectively. The tire export division accounted for 24% and 26% of our revenues for the three months ended September 30, 2008 and 2007, respectively. The tire domestic wholesale and retail division accounted for 21% and 16% of our revenues for the three months ended September 30, 2008 and 2007, respectively.

Cost of Sales and Operating Expenses:

Our total costs and operating expenses were approximately $80 million for the three months ended September 30, 2008, a $16.7 million reduction, from costs and operating expenses of approximately $96 million for the same period in 2007. Costs and operating expenses declined due to reductions in cost of good sold and freight charges.

Cost of sales includes the cost of rubber and tires that the Company purchase from our suppliers. Cost of sales declined by approximately $14.9 million, or 16%, to $78 million for the three months ended September 30, 2008 from about $92.9 million during the same period in 2007. This decrease was mainly due to purchase and sales reductions in the tire export division and rubber division. The cost of sales as a percentage of revenues increased to 96.6% in the quarter ended September 30, 2008 from 93.9% in the same period of 2007.

Operating expenses consist primarily of freight charges, selling expenses, general and administrative expenses. Overall operating expenses were approximately $1.7 million in the three months ended September 30, 2008, a decline of approximately $1.1 million, or 39%, from operating expenses of approximately $2.9 million for the same period in 2007. The decline was primarily related to a decline in freight charges, which was partially offset by increases in selling expenses. As a percentage of total revenues, total operating expenses accounted for about 2.1% of the total revenues for the three months ended September 30, 2008, improved slightly from 2.9% for the same period in 2007.

Shipping Expense: Freight charges declined by $1.6 million, or 75%, to $0.5 million in the quarter ended September 30, 2008 from approximately $2 million in the same period of 2007. The substantial reduction in freight charges was the result of declines in sales in our tire export division.

Selling Expense: Selling expense was approximately $1 million for the quarter ended September 30, 2008, increased by $0.4 million, or 67.6%, from approximately $0.6 million for the same period in 2007. Due to the difficult market environment in the last nine months, our sales representatives have incurred additional travel expenses in order to visit our suppliers and clients more frequently than before. We have also taken additional action to stimulate sales, such as increased promotion and advertisement effort, which have contributed to the increase in selling expense.

Administrative Expenses: Administrative expenses include the costs associated with staff and support personnel who manage our business activities and professional fees paid to third party service providers. Our administrative expenses were $0.2 million (0.3% of total revenues) and $0.18 million (0.2% of total revenues) for the three months ended September 30, 2008 and 2007, respectively. The increase in these expenses related primarily to public listing expenditures such as legal fees, accounting professional fees and other consulting fees. We expect our administrative expense will increase in connection with our reporting obligations as a public company.

Gross Profit:

Gross profit is equal to the difference between our sales and the cost of sales. Gross margin is equal to gross profit divided by sales. In the three months ended September 30, 2008, the average gross margins percentage for rubber import and distribution division, tire export division, and tire domestic wholesale and retail division were 0.5%, 9% and 8%. For the same period 2007, the average gross margin percentage was 3%, 11% and 8%, respectively.

Net Income (Loss):

We incurred a net loss of $130,876 for the three months ended September 30, 2008, a reduction in net profit of approximately $2.0 million, or 107%, from the net income of approximately $1.9 million for the same period of 2007. Reduced revenues, increased selling expense and administrative expense and increased foreign currency exchange loss incurred together resulted in the net loss.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

The following table summarizes the results of our operations during the nine-month periods ended September 30, 2008 and 2007, and provides information regarding the dollar and percentage increase or (decrease) from the nine-month period ended September 30, 2007 to the nine-month period ended September 30, 2008.

	Nine Months Ended September 30,			%
	2008	2007	Increase	of
	Unaudited	Unaudited	(Decrease)	Change
	US$	US$
REVENUES
Sales	232,631,433	262,834,994	(30,203,561)	-11.5%
Commissions and other	1,104,158	510,865	593,293	116.1%
	233,735,591	263,345,859	(29,610,268)	-11.2%
Costs and expenses
Cost of sales	220,944,216	248,564,259	(27,620,043)	-11.1%
Freight charges	2,431,287	4,369,457	(1,938,170)	-44.4%
Selling expenses	2,373,735	2,277,137	96,598	4.2%
General and administrative expenses	793,091	582,805	210,286	36.1%
	226,542,329	255,793,658	(29,251,329)	-11.4%
Income/loss from operations	7,193,262	7,552,201	(358,939)	-4.8%
Other income (expense)
Miscellaneous income	117,832	91,533	26,299	28.7%
Interest expense	(4,517,127)	(2,918,971)	(1,598,156)	54.8%
Other net	(4,399,295)	(2,827,438)	(1,571,857)	55.6%
Income (loss) from operation before income tax	2,793,967	4,724,763	(1,930,796)	-40.9%
Provision for income taxes (current)	273,179	427,679	(154,500)	-36.1%
Net income (loss)	2,520,788	4,297,084	(1,776,296)	-41.3%
Other comprehensive income
foreign currency translation gain (loss)	1,013,662	939,038	74,624	7.9%
Comprehensive (loss) income	3,534,450	5,236,122	(1,701,672)	-32.5%

Revenues:

Revenues decreased by $30.2 million, or 11.5% to approximately $232.6 million for the nine months ended September 30, 2008 from approximately $262.8 million for the same period in 2007.

Both our tire export division and our rubber import and distribution division experienced substantial revenue declines during the nine months ended September 30, 2008. Net sales in the tire export division were approximately $47.5 million, a reduction of about $27.3 million, or 36%, from the approximately $74.8 million for the corresponding period of 2007. Revenue from the rubber division was approximately $135.6 million, dropped by $12.1million, or 8%, from about $147.7 million for the corresponding period of 2007. The decrease in the revenue of these two divisions was mainly due to the same factors mentioned in the above analysis related to operations for the three months ended September 30, 2008.

The domestic tire distribution and retail division experienced steady growth in the nine months ended September 30, 2008. Net sales were approximately $49.5 million, an increase of approximately $9.1 million, or 23%, compared with sales of approximately $40.4 million in the same period of 2007. Auto demand and sales in China have continued to grow year to year, so does the increase in tire demand, which contributed to the steady growth in revenue of domestic tire distribution division.

The following table shows the different components comprising our total revenues during the nine-month periods ended September 30, 2008 and 2007.

Divisions	% of Consolidated Revenues
	Nine Months Ended September 30,
	2008	2007
Rubber Import/Distribution	58%	56%
Tire Export	21%	28%
Domestic Tire Distribution and Retail	21%	15%

As the table above indicates, the rubber import and distribution division accounted for an aggregate of 58% and 56% of our revenues for the nine months ended September 30, 2008 and 2007, respectively; the tire export division accounted for 21% and 28% of the consolidated revenues in the nine months ended September 30, 2008 and 2007, respectively. The tire domestic distribution and retail division accounted for 21% and 15% of our consolidated revenues in the nine months ended September 30, 2008 and 2007, respectively.

In the nine months ended September 30, 2008, our related party sales were approximately $27 million, which accounted for 12% of our net sales.

Cost of Sales and Operating Expenses:

Overall cost of sales and operating expenses declined approximately $29.3 million, or 11%, to $226.5 million in the nine months ended September 30, 2008, from approximately $255.8million for the same period in 2007. This decline resulted from the reduction in sales in our tire export division and rubber division.

Total operating expenses were approximately $5.6 million for the nine months ended September 30, 2008, a decline of approximately $1.6 million, or 23%, compared with approximately $7.2 million for the same period in 2007. Operating expenses were 2.4% of total revenues during the nine months ended September 30, 2008, a decline of 0.3% from the level for the same period in 2007. The reduction in overall operating expenses was primarily related to the decline in freight charges, which were related to fewer sales in our tire export division.

Shipping Expense: Freight charges declined by $1.9 million, or 44%, to $2.4 million in the nine months ended September 30, 2008 from approximately $4.3 million in the same period of 2007. The substantial reduction in freight charges was the result of declines in sales in our tire export division.

Selling Expense:  Selling expense was approximately $2.4 million for the nine months ended September 30, 2008, an increase of $0.1 million, or 4.2%, from approximately $2.3 million for the same period in 2007. Due to the difficult  market environment in the last nine months, our sales representatives have incurred additional travel expenses in order to visit our suppliers and clients more frequently than before. We have also taken additional action to stimulate sales, such as increased promotion and advertisement efforts, which have contributed to the increase in selling expense.

Administrative Expenses: Administrative expenses include the costs associated with staff and support personnel who manage our business activities and professional fees paid to third party service providers. Our administrative expenses were about $0.8 million (0.3% of total revenues) and $0.6 million (0.2% of total revenues) for the nine months ended September 30, 2008 and 2007, respectively. The increased expenses were primarily due to public listing related fees.

Interest Expense:  Interest expense consists of discounting notes, short-term debt for working capital turnover, trading finance such as import bill advance and export bill purchases, and miscellaneous financial charges, such as fees for issuing letters of credit and bank charges. Our interest expenses were about $6.4 million (2.7% of total revenues) and $3 million (1.1% of total revenues), for the nine months ended September 30, 2008 and 2007, respectively. The increase in interest expense was mainly due to both an increase in our bank interest rate from 6.3% to 8% and our increased use of bank facilities during the 2008 period.

Gross Profit:

In the nine months ended September 30, 2008, the average gross margins percentage for rubber import and distribution division, tire export division, and tire domestic wholesale and retail division were 1%, 13% and 8%. For the same period 2007, the average gross margin percentage was 2%, 11% and 8%, respectively.

Net Income (Loss):

Due to the significant decrease in revenues in the tire export division, reduced profit margins, and increased foreign currency exchange loss, the Company’s net income decreased by approximately $2.7 million, or 59%, to about $1.8 million in the nine months ended September 30, 2008 from approximately $4.5 million for the same period of 2007.

Liquidity and Capital Resources

As of September 30, 2008, we had cash and cash equivalents (excluding restricted cash) of approximately $13 million. The following table provides detailed information about our net cash flow:

	Nine Months Ended September 30,
	2008	2007
	US$	US$

Cash provided by (used in) operating activities	1,405,999	(987,351)
Cash used in investing activities	(16,961,634)	(3,725,510)
Cash provided by financing activities	26,879,419	1,329,755
Effect of exchange rate change on cash	(451,434)	343,666
Net increase in cash and cash equivalents	10,872,350	(3,039,440)
Cash and cash equivalents beginning of the period	2,108,632	4,311,388
Cash and cash equivalents ending of the period	12,980,982	1,271,948

Operating Activities

Net cash provided by operating activities was approximately $1.4 million for the nine-month period ended September 30, 2008, which was an increase of approximately $2.4 million, from approximately $1 million of cash used in operating activities for the same period of 2007. The increase of the cash provided by operating activities was primarily due to decreases in accounts receivable of related party and accounts receivable. The working capital deficiency was approximately $24 million as of September 30, 2008, compared to approximately $15.5 million working capital deficiency as of December 31, 2007. The decrease in working capital was attributable to significant increases in outstanding trade finance, including import bill advances, export bill purchases, and letters of credit, which are used in our normal business operation, as well as the increase in accounts payable and loan payable-related party.

Investing Activities

Net cash used in investing activities for the nine-month period ended September 30, 2008 was $17 million, which is an increase of approximately $13.2 million from net cash used in investing activities of approximately $3.7 million for the same period of 2007. The increase in cash used in investing activities was primarily due to the increase in the net change in loan receivable-related party compared with the same period of 2007. These loan related party receivables consist of loans made to related parties, which will be paid by these related parties in ordinary course of business. We and certain of our related parties make inter-company loans from time to time in the ordinary course of business. We periodically borrow money from certain of related parties on terms more favorable than those we could obtain from commercial banks and we periodically lend money to certain of our related parties on similar terms.

Financing Activities

Net cash provided by financing activities for the nine-month period ended September 30, 2008 was approximately $26.9 million, which was an increase of approximately $25.5 million from approximately $1.3 million net cash provided by financing activities during the same period of 2007. The increase of the cash provided by financing activities was mainly due to the increase in short-term borrowing. Trade finance such as import advances, export purchases, documents against payment, and documents against acceptance constitute most of the Company’s short-term borrowings. In addition, as discussed above, we periodically borrow money from certain of our related parties on more favorable terms. Such loans provide more flexibility for us because they are typically free, or less, interest bearing and it is less time consuming to obtain such loan than to seek commercial bank financing. Nevertheless, we believe that we can obtain adequate commercial bank financing if necessary in lieu of such inter-company loans. During the nine months ended September 30, 2008, we borrowed more funds for our working capital turnover compared with the same period of 2007.

Revolving Credit Facility

The Company’s total amount of credit line as of September 30, 2008 was approximately $138.8 million. At September 30, 2008, the outstanding liabilities under these facilities were $71million. Corresponding financial charges are based on the interest rate defined in each individual contract between the Company and the banks. In general, the interest rate for import bill advances and export bill purchases is based on the average of three months LIBOR plus 3%. The finance charge for opening a letter of credit is approximately 0.1%; finance charges for documents against payment and documents against acceptance are at a rate fluctuating around 0.1%. The letters of credit negotiation charge is at 0.125%.

The obligations of the credit are guaranteed by Qingdao Sentaida, Sentaida Group Ltd, Sentaida Rubber Co. Ltd, and Kaiyang Import and Export Company Limited which is one of the Company’s strategic business partners. Some of the obligations also bear the personal guaranty of one of stockholders of the Company, Long Qin (Chairman of the board and CEO of the Company). The contractual agreements with banks contain covenants that restrict the Company’s ability to incur additional debt, enter into guarantees, make loans and investments, and modify certain material agreements, and other customary covenants. The Company has not violated any of the covenants in the reporting periods

Depending on our future needs, changes and trends in the capital markets affecting our shares and the Company, we may determine to seek additional equity or debt financing in the private or public markets.

Off-Balance Sheet Arrangements

We do not have any off-balance arrangements.

Seasonality

Our operating results and operating cash flows historically have not been subject to seasonal variations. This pattern may change, however, as a result of new market opportunities or new product introductions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including to our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Exchange Act, our management, including Mr. Long Qin and Ms. Hailan Xu, our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008. Based on that evaluation, Mr. Qin and Ms. Xu concluded that as of September 30, 2008, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

Changes in Internal Controls over Financial Reporting

During the third quarter ended September 30, 2008, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal year covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There is no unregistered sales of equity securities during the three-month period ended September 30, 2008.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.      OTHER INFORMATION.

None.

ITEM 6.      EXHIBITS.

EXHIBITS.

Exhibit Number	Description
31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 14, 2008

                               SENTAIDA TIRE COMPANY LIMITED

By: /s/ Long Qin

--------------------------------------

Long Qin
Chief Executive Officer

(Principal Executive Officer)

By: /s/ Hailan Xu

--------------------------------------

Hailan Xu
Chief Financial Officer

(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.