Form 10-K
period 2008-12-31
SENTAIDA TIRE CO LTD
filed 2009-03-30
CIK 1169138

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

Commission File Number: 000-52142

SENTAIDA TIRE COMPANY LIMITED
(Exact name of registrant as specified in its charter)

Nevada	84-160945
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
No. 177 Chengyang Section, 308 National Highway Danshan Industrial Area Qingdao, China 266109
(Address of principal executive office and zip code)
(86) 532-87798766
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act: None. Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐     No ☒

As of June 30, 2008, the aggregate market value of the shares of the Registrant’s common stock held by non-affiliates (based upon the closing price of such shares as reported on the Over-the-Counter Bulletin Board) was approximately $8.8 million. Shares of the Registrant’s common stock held by each executive officer and director and each by each person who owns 10 percent or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 31, 2009, there were 26,000,000 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

None.

SENTAIDA TIRE COMPANY LIMITED
FORM 10-K
For the Fiscal Year Ended December 31, 2008

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

•	“Zhongsen International” refers to Zhongsen International Company Group Limited, a company formed under the laws of Hong Kong;

•

“F.T.Z. Sentaida” refers to Qingdao Free-Trade-Zone Sentaida International Trade Co. Ltd., a corporation incorporated in the People’s Republic of China; • “Qingdao Sentaida” refers to Qingdao Sentaida Tires Co., Ltd, a corporation incorporated in the People’s Republic of China; • “Zhongsen Holdings” refers to Zhongsen Holdings Co., Ltd., a British Virgin Islands company; • “ China” and “PRC” are references to the People’s Republic of China and references to “Hong Kong” are to the Hong Kong Special Administrative Region of China; • “BVI” refers to the British Virgin Islands; • “RMB” refers to Renminbi, the legal currency of China; • “U.S. dollar,” “$” and “US$” are references to the legal currency of the United States; and• “Securities Act” and “Exchange Act” are references to the Securities Act of 1933, as amended and to the Securities Exchange Act of 1934, as amended, respectively.

Forward-Looking Statements

Statements contained in this annual report include “forward-looking statements” within the meaning of such term in Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause actual financial or operating results, performances or achievements expressed or implied by such forward-looking statements not to occur or be realized. Forward-looking statements made in this Report generally are based on our best estimates of future results, performances or achievements, predicated upon current conditions and the most recent results of the companies involved and their respective industries. Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “will,” “could,” “should,” “project,” “expect,” “believe,” “estimate,” “anticipate,” “intend,” “continue,” “potential,” “opportunity” or similar terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions. Potential risks and uncertainties include, among other things, such factors as:

•	strong competition in our industry;

•	increases in our raw material costs; and

•	inability to fund our capital requirements.

Additional disclosures regarding factors that could cause our results and performance to differ from results or performance anticipated by this annual report are discussed in Item 1A. “Risk Factors.” Readers are urged to carefully review and consider the various disclosures made by us in this annual report and our other filings with the SEC. These reports attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects. The forward-looking statements made in this annual report speak only as of the date hereof and we disclaim any obligation to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.

PART I

Item 1 Business

Overview

We are one of the largest integrated tire and rubber marketers and distributors in China. Through our Chinese subsidiaries, we primarily engage in the global marketing and distribution of tires and rubber without any tire manufacturing operations. Our business scope can be generally divided into three main business divisions: (1) rubber import and distribution, (2) tire export, and (3) tire domestic wholesale and retail, which generated approximately 57%, 21% and 22% of our consolidated net sales respectively in the fiscal year ended December 31, 2008.

We position ourselves as an intermediary between international rubber producers and Chinese tire manufacturers and as an active marketer of tires for the tire manufacturers in the very fragmented replacement tire market. We aim to become a major player in the world tire and rubber market through steady organic growth, expansion into new markets, entry into the retail service market and acquisition strategy.

We are experiencing an increasingly more difficult economic condition characterized by higher raw material prices, fluctuation of purchase prices, inflationary pressure on consumer behavior, lower auto sales and tire demand in overseas markets, and reduced demand for rubber in domestic markets. We are currently focusing on mitigating the impact from these pressures on our operations through maintaining relationship established with the Company’s suppliers and customers, controlling our operation expenses, developing and expanding new suppliers and customer base and emphasizing on measures on hedging the risks resulted from fluctuation of raw material’s prices and foreign currency exchange rate.

History and Corporate Structure

We were originally organized under the laws of the State of Colorado on September 28, 2001. From our inception in 2001 until February 21, 2006, we were an online retailer of handmade, natural, vegetable-based soaps and gift baskets in the development stage, and we had generated only minimal revenues and a substantial net loss from sales of soaps and gift baskets. On February 21, 2006, Lisa Powell, the controlling shareholder of the Company, sold 2,800,000 of her restricted shares to Halter Capital Corporation of Frisco, Texas, representing 74.6% of all of the outstanding shares of the Company. With the change in control, the Company ceased its soap business and began efforts to locate a new business (operating company), and offer itself as a merger vehicle for a company that may desire to go public through a merger rather than through its own public stock offering. On March 6, 2006, the stockholders approved the re-incorporation of the Company in Nevada and in connection therewith a one-for-ten reverse split of the common stock, both of which became effective on April 17, 2006. All share numbers contained herein are expressed in post-reverse-split amounts.

From the time when we began efforts to locate a new business in the first quarter of 2006 until February 5, 2008 when we completed the acquisition transaction with Zhongsen International, we had limited operations and did not engage in active business operations other than our search for, and evaluation of, potential business opportunities for acquisition or participation.

On October 26, 2007, we entered into a Stock Purchase Agreement with Zhongsen International and each of Zhongsen International’s shareholders. Pursuant to the agreement, at the closing on February 5, 2008, we acquired all of the issued and outstanding capital stock of Zhongsen International from the Zhongsen International’s shareholders in exchange for 25,090,000 shares of our common stock, which constituted a majority ownership of the Company. Our acquisition of Zhongsen International is accounted for as a recapitalization effected by a share exchange, wherein Zhongsen International is considered the acquirer for accounting and financial reporting purposes. The assets and liabilities of the acquired entity have been brought forward at their book value and no goodwill has been recognized.

The following chart reflects our organization structure as of the date of this annual report:

Our Industry

Global Rubber & Tire Market Overview

As an integrated marketer in the worldwide rubber and tire industries, we operate within the scope of the global market, which represents a market with more than $142 billion of annual turnover in 2008.

On the raw material supply side, rubber, which accounts for approximately 52% of the raw material value/cost of the tire, has been a strategic material since the late nineteenth century. Currently the annual production and consumption of natural rubber in the world is close to 10 million tons per annum. Driven by solid growth in motor vehicle production, the world’s rubber production and consumption has grown at an average rate of 3.8% annually over the last five years, while the total world rubber consumption increased at an average of 4.7% during 2007-2008. China is the leading natural rubber consumption country, importing and consuming over 20% of the global natural rubber production in the last five years, mainly for tires in support of their booming auto trade. In 2008, China imported 1.68 million tons of natural rubber, while producing 0.67 million tons of natural rubber which represents a 7% increase respectively on a year-to-year basis. According to the projection of the China Rubber Industrial Association, China’s market demand for natural rubber is expected to increase at around 10% annually over the next three years; yet, this projected growth rate is much slower than the rate in previous years due to the global economic recession caused by the financial crisis.

Global Tire Market

The world tire market is dominated by the large tire manufacturers. On the production side, the top 75 world tire producers generate over $100 billion of revenues annually. Among them, Michelin, Bridgestone and Goodyear represent over half of the world's tire production. Due to the global economic recession, the growth rate of demand in OEM and replacement markets has slowed macro-economically, with annual demand predicted to be approximately 1.6 billion units by 2010.

China's Emerging Role in the World Rubber and Tire Market

According to the World Bank, China's nominal gross domestic product, or GDP, grew from RMB 9.9 trillion ($1.3 trillion) in 2000 to RMB 18.3 trillion ($2.3 trillion) in 2005, the fourth largest in the world. Moreover, the Chinese economy grew at a compound annual growth rate of 13.0% over that period, nearly double the world average of 6.9%. Based on data released from National Statistic Bureau, the growth rate of China’s GDP was 11.6% in 2007 and 9% in 2008. Although economic growth has slowed due to the global economic recession, we believe that the growth in China will have a positive impact on global demand for natural and synthetic rubber.

 China has become the second largest auto market.

According to the Chinese Automobile Association, motor vehicle sales in China increased by 8.52% to 8.7 million units in 2008, while production rose by 7% to 9.5 million units of vehicles. In addition, according to the government's Development Plan for Road, Automotive and Transportation, it is estimated that by 2010, the length of highways will reach 55,000 km, the annual output of cars will exceed 10 million units per annum and the total number of motor vehicles in use will  increase to 62 million.

China has become a major rubber consumption and tire production country

The progress of China's automotive industry has culminated in significant development of the tire industry and boosted the overall prosperity of the tire industry. In 2008, China imported 1.68 million tons of natural rubber. Along with domestic production, China consumes over 20% of the world's rubber output. Data from the China National Bureau of Statistics reveals that the year 2008 witnessed a sustainable and steady growth in the domestic tire industry with output reaching 330 million units, up 16.7% over 2007.

China has become a major tire exporting country

Low labor costs, sound manufacturing processes and overall capacity have made China one of the largest tire manufacturing and exporting countries in the world. According to the statistics provided by the China Rubber Industry Association, China's tire exports have been increasing at over 25% average annual growth rate in the last 6 years. In 2008, China exported over 218 million units of tires, which accounts for 40% of the country's annual tire sales. Over 90% of tires exported from China are in the semi-steel radial and all-steel radial category. In terms of the quality and price, China-made tires also range from the low to high-end products. High quality China-made tires have been widely accepted in the world market. Besides truck and special industrial tires, China's brand tires for passenger and light truck vehicles have also entered the major replacement tire market. The top Chinese brands, such as, Triangle, Wanli, Linglong, have all developed their own passenger car radial tire, light truck radial tire and ultra high performance tire lines. However, China’s tire exports have been adversely affected by the current global economic recession and the appreciation of Chinese functional currency (RMB) and, as a result, the growth rate of tire exports is expected to be less than originally anticipated in 2009.

Competition Perspective

Although the tire market is fiercely competitive, it is a relatively concentrated industry. According to tirebusiness.com, the three global tire maker giants Michelin, Goodyear and Bridgestone, account for 60% of worldwide sales. The next four midsized players including Sumitomo, Yokohama, Continental and Pirelle account for 16% while all other local and niche players accounting for the remaining 23% in the market. In the replacement tire market, the big manufacturer's brands also represent larger market share in each segment of the replacement tire market. For example, in the US replacement tire market, the big manufacturer brands represent 63% market share in both passenger car and light truck tire replacement market; and 83.8% of middle truck tire replacement market, while associate brands and private label brands take the rest of the market share.

Fragmented Retail Market

Unlike the situation on the production side or OEM market, tire sales and distribution in almost all the countries in the world is fragmented. As seen in the US tire distribution  market in 2005, over 69% of replacement P-series tires (passenger car tire) were sold by thousands of independent tire dealers, while 17% were sold through mass merchants and only 10% were sold through  tire-maker owned shops. In China, there is currently no manufacturer or mass merchant owned or backed by any of the major tire distributors. The replacement tire market is dominated by thousands of independent tire dealers. Most of them are small and locally based, and only a few have annual sales exceeding RMB 200 million.

Growth Opportunities:

Growing demand of rubber in China's market

Growing manufacture and industrial production, inclusive of tire output, has stimulated the strong demand for raw materials in China, especially rubber. As China continues to expand its tire production capacity in order to meet the surging domestic demand, China's consumption of rubber will outpace the world market growth average. According to data released by China Custom, in 2008, China imported 1.68 million tons of natural rubber and 1.2 million tons of synthetic rubber. As the world largest rubber consumption country, the China rubber market's reliance on imports has kept at a 70% level consecutively for 5 years. We expect this pattern will stay due to limited natural resources in China. However, we expect that the market demand will be weaker in 2009 than previous years, because the growth rate of China’s economy has slowed as a result of the global economic recession.

International Demand

According to the research conducted by LMC International UK, an international research institution, the average growth rate of the global tire market will be slowdown to around 3% through 2009. In the new global competitive landscape, Chinese tire makers will demonstrate their competitive advantages in cost and quality control, and will seek to win market shares in the global arena. In recent years, the rapid increase of China-made tires in the international market has shown that Chinese tire makers, with well-trained workers and advanced equipment, could make high-quality tires at the lowest cost. However, due to current global economic conditions, we expect that the growth rate of demand for China-made tires may be less than the growth rate in previous years.

Domestic Demand in Replacement Tire Market

Rough road conditions and overloading is a common practice in China, which shorten tire replacement cycles significantly, indicating that China’s replacement tire market will outpace other major markets in the world and demand for replacement tires will increase, though, with a reduced growing rate.

Our Business Segment

The Company’s Rubber Import/Distribution Segment, operating under F.T.Z. Sentaida, enjoys an excellent reputation in both domestic and overseas markets. Its rubber products cover a wide range of natural rubbers and synthetic rubbers. The natural rubber includes No. 20 standard rubber, No. 3 smoke sheet and latex, 3L standard rubber, 5L standard rubber and CV rubber. Synthetic rubber includes butadiene styrene rubber, butadiene rubber, butyl rubber, chlorinated butyl rubber and brominates butyl rubber. As one of the largest rubber importers and distributors in China, the Company’s annual natural rubber imports exceeded 50,000 tons, which accounted for 3% of the overall national natural rubber import volume of 1.68 million tons in China in 2008. The sales of the Rubber Import/Distribution segment generated over approximately $152.7 million of revenue, which represented 57% of the Company’s 2008 consolidated net sales and represented a 18% decrease over year 2007 sales (see detailed analysis in management analysis and discussion section).

The Rubber Import/Distribution segment's supply network covers most of the main natural rubber production regions. The Company maintains a steady relationship and long-term business cooperation with many large suppliers from Thailand, Malaysia, Indonesia, Philippines and Vietnam. Backed by the world’s top natural rubber suppliers in that region, the Company’s Rubber Import/Distribution segment’s client base includes the majority of the top Chinese and foreign-invested tire manufacturers in China, including Shanghai Tire, Xiamen Cheng Hin, Giti Tire, Hangzhou Zhongce, Aeolus Tyre, South China Tire, Zhujiang Tire, Guizhou Tire and Linglong Tyre. The Company also operates in the synthetic rubber business with Glenmore Chemicals Limited of Russia, as its sole agent in Shandong province.

The Company’s Tires Export Segment, operating under both F.T.Z. Sentaida and Zhongsen Holdings, contributed 21% of the Company’s consolidated net sales and generated approximately $57.8 million of sales revenue in 2008. The Company exports tires on a worldwide basis and conducts business in over 30 countries across North America, Europe, South Asia and Africa. Its product range is inclusive of nearly all types of tires including truck & bus radial tire, off-road radial tire, light truck tire, ultra high performance tire, passenger car tire, and bias tires.

The Tire Export segment has established a long-term export agent relationship with most of the major Chinese tire manufacturers and carries those brands to overseas markets. Those brand tires include, without limitation, Linglong®, Durun®, Yartu®, Doublestar®, Yellowsea®, Chenshan®, Triangle®, Jinglun®, Doublehappiness®, Taishan®, Sonny®, and Haida®. Sales of the top ten brands accounted for approximately 92% of the Company's export sales. In addition, the Company has worked with its strategic manufacturing partners to jointly develop its own proprietary brand tire series: Sentaida® and Delinte®, sales of which accounted for 25% of the Company’s total exports in 2008.

The Company’s Domestic Tire Sales and Distribution Segment, operating under Qingdao Sentaida, provides a critical link between major tire manufacturers and the highly fragmented replacement tire market in China. The division markets on a wholesale basis to regional tire distributors and independent tire dealers throughout Shandong province. In 2008, it generated approximately $58.7 million of revenue (including trial operations of Energy Station®).  This business segment represented 22% of the Company’s consolidated net sales and over 7% of annual growth against the segment’s annual sales in 2007. In 2008, the Company distributed over 372,330 units of tires, which accounted for approximately 10% of the overall market share in Shandong Province.

As one of the largest tire wholesalers in the nation, the Company’s offering includes the flagship brands of many of the top international tire makers, as well as many budget brands and private label tires. We are the exclusive distributor for some of the world's largest tire manufacturers, including Michelin® and Yokohama® in the Shandong Province. We also carry the top ten leading Chinese tire brands such as Linglong®, Westlake®, Warrior®, Advanced®, Doublecoin®, Wanli®, BF®, Goodrich® and Jinglun® as well as a number of high quality private label product lines. In terms of product types, we carry passenger car series, truck series and industrial/engineering tire series, as well as agricultural tire and other specialty tires. In 2008, the top five selling brands were Michelin®, Linglong®, Weishi®, Doublecoin®, and Wanli®. Collectively, these brands contributed 84% of the segment’s total sales of the Company in 2008. The Company believes that it has the most comprehensive product offering in the domestic replacement tire market and that its broad array of products has been a significant factor in attracting and retaining many of its customers. Currently, its Domestic Tire Sales/Distribution segment operates three regional distribution centers in Qingdao, Jinan, and Linyi and sells to approximately one thousand (1,000) independent tire dealers, retailers and corporate clients in an aggregate.

As a part of the Domestic Tire Sales/Distribution segment, the Company has also provides aftermarket retail services through seven retail and service centers, which are operated under the trademark Energy Station®. As the number of cars on the road continues to increase in China, the market demand for all-inclusive aftermarket service and technical support continues to develop in all the major cities in China. Energy Station® targets customers seeking these types of service offerings, thereby complementing millions of China’s car owners who are looking for both quality and convenience.  Each Energy Station® offers a variety of automotive aftermarket services such as tire replacement, wheel alignment, oil change and car maintenance, car cleaning, brake and exhaust system repairing, as well as the sale of replacement parts and automobile accessories. Each Energy Stations is branded with the same logo and unified red-yellow signage. In addition, all of our Energy Station® employees receive comprehensive training. As a result of our initial operation in this area, we have not only built up our service center management team, but also acquired some needed middle management “know-how” in service quality control, personnel training, marketing and sales development. In the absence of a national or regional franchise in China’s automotive aftermarket services, our Energy Station® is the only service chain in the Qingdao area. In 2008, we have generated an aggregate of approximately $1.6 million of revenue with approximately $0.4 million of gross profit from the seven Energy Station® service centers. Our trial operation of Energy Station® proves that the retail and service business represents a growth area for the Company, primarily because it can generate higher operating margins than our wholesale and distribution business.

Our Customers

In China, we provide a critical link between major tire manufactures and the highly fragmented replacement tire market. We serve as the exclusive distributor for the world largest tire manufacturers: Michelin® and Yokohama® in Shandong Province of China. We also carry the top ten leading Chinese brand tires as well as a number of high quality private labeled product lines. Currently, our Domestic Tire Sales and Distribution Division operate three regional distribution centers and sells to over one thousand of tire dealers, retailers and institutional clients.

Internationally, we sell directly to our customers in countries including United States, Canada, Mexico, United Kindom, Russia, and Australia. Our top five customers contributed 81.35% of the total tire export’s revenue in 2008. The following table names our largest customers and provides the dollar value of sales to these customers and the percentage contribution to revenues made by these customers.  The top one, Sentaida International, is a related party to the Company.

Top 5 Customers in 2008
Customers	Value ($)	Contribution
Sentaida International Inc.	29,490,018	52.42%
Eurl Elamane Pneus	4,991,352	8.87%
American Omni Trading C ompany	6,995,868	12.44%
Win Hope	1,839,318	3.27%
Comercialize	2,444,211	4.35%

Our Sales and Marketing Efforts

By operating in the global rubber and tire market as an integrated marketer, we believe that our business growth depends on our ability to build up our distribution network and brand recognition for both product and services.

Distribution Network:

The tire industry, especially the replacement tire market in which the Company operates, is highly competitive and fragmented. The profitability of a marketer like us largely relates to the quantity and quality of the products we can deliver. An extensive distribution network will not only give us the ability to reach more end-users, both rubber buyers and tire buyers, but also help us to lower our purchasing cost and operating fixed costs, thus improving our operating efficiency. So far, the Company has established a business distribution network that directly links rubber suppliers in Southeast Asia to Chinese tire manufacturers, and it connects brand tire makers or their central warehouse to hundreds of our sales agents and dealers. Those relationships and associated distribution agreements extend the Company a great power in price and payment term negotiation.

Brand Recognition:

Brand recognition is also crucial to a Company's success in the tire market, as the global tire market is essentially driven by a few well-established tire giants such as Michelin® and Goodyear®. In such an industry, brand represents the quality of a Company's products and services. The Company has not only affiliated its name with the world's top tire brands; such as, Michelin and Yokohoma through  General Agent Agreements in the assigned territory, but also developed its own brands with support from its strategic partners. So far, the Company has jointly developed its proprietary brand tire series: Sentaida®, Delinte® and Landsail®. The sales of tires under those private-label brands accounted for approximately 25% of the Company's total exports in 2008, while helping to improve market recognition and foster customer loyalty to the Company's products. Shandong Linglong Rubber Co., Ltd. and Shandong Yongtai Chemical Group Co., Ltd. are our main suppliers in private-label brands business.

Furthermore, the Company is also working to build its service brand in the tire replacement and automotive aftermarket service industry. Since 2006, the Company has started to promote and develop its "Energy Station®" franchise with the aim of becoming the most valuable aftermarket auto service brand in the region. Our successful trial operation has proven that the retail and service chain under the Energy Station® brand could effectively bind our products to the end users and increase sales and gross margins. The further expansion and promotion of this service brand will pave the way for the Company to become a front-runner in China's automotive aftermarket industry, which represents a multi-billion dollar market, as in other developed countries.

Suppliers

In the field of rubber business, the Company's rubber supplier network covers most of the main natural rubber producing regions, including Thailand, Malaysia, Indonesia, Philippines and Vietnam. The Company maintains steady and long-term business cooperation with many the world's top rubber suppliers in these regions. Its strategic partners include Glenmore Chemical Ltd (Russia), PT.Sampit JL.Ketapang Hilir Sampit (Indonesia), Binh Phuoc General Import Export Co (Vietnam), Von Bundit Co. Ltd,  Thai Hua Rubber Public Co. Ltd (Thailand), Fusheng Rubber Pte Ltd, Regional Rubber Trading Co. Pte Ltd, and Eastland Produce Pte Ltd (Singapore), and Chip Lam Seng Berhad (Malaysia), among others. All of these companies are regional leading companies in rubber production.  For instance, Thai Hua Rubber Public Co. Ltd is one of the largest rubber producers and exporters in Thailand.

Our strategic relationship with major rubber suppliers provides the Company with a steady supply and competitive price for its rubber imports and also allows the Company to closely cooperate with the tire manufacturers to ensure them a steady and consistent supply of raw materials. This relationship has afforded the Company the position of the "supplier of choice" to many of our tire manufacture clients. The Company believes that this not only enables efficient distribution of its imported rubber, but also nurtures its tire business alliance with major tire manufacturers.

The top 10 suppliers accounted for 62% of the total procurement in 2008 in value terms. The following table lists the name of our top ten suppliers, the dollar value of the raw materials supplied in 2008.

Top 10 Suppliers in 2008
Suppliers	Value ($)	Percentage of Total Purchase
Regional Rubber Trading Co. Pte Ltd	33,424,837	20%
Chip Lam Seng Berhad	26,143,638	16%
Pt. Brintang Gasing Persada	13,204,748	8%
Thai Hua Rubber Public Company Limited	6,410,661	4%
PT. Karya Multiniaga Mandiri	5,868,526	3%
Eternal Luck International Holdings Limited	4,512,308	2.8%
Petrolimex International Trading Joint Stock Company	3,618,052	2.2%
Louis Dreyfus Commodities Asia Pte Ltd Singapore	3,866,120	2.2%
Von Bundit Co., Ltd.	3,516,912	2%
Viet Phu Thinh Rubber J.S. Co.	2,980,681	1.8%

The Company has reached long-term export agent agreements with almost all the top Chinese tire manufacturers, such as Triangle Tire, Linglong Tyre, Triangle Tire is generally regarded as the most of the well known trademark in China's tire industry. Linglong Tyre, the 12th largest tire manufacturer in the world, has authorized us to sell its Linglong and other associate brands, such as, Shanling and LiAo, in the overseas markets. The Company is the exclusive agent for the Linglong® UHP in the U.S. market. The Company has also established distribution contracts with other major Chinese brand tires, such as Hangzhou Zhongce, Doublestar, Taishan, Chengshan (Cooper), Double Happiness and Yongtai to name a few. The strategic alliance with those Chinese tire manufacturers and close affiliation with those quality brands has enabled us to take advantage of the growth opportunities in the international tire market and achieve rapid sales growth.

In the Domestic Tire Distribution Market, the Company is the general distribution agent for several of the world's most famous tire brands such as Michelin® and Yokohama®, for whom the Company is the exclusive distribution partner in Shandong Province, one of the most developed provinces in China. We are also a general distributor for most of the well-known Chinese brands such as Linglong®, Wanli®, Weishi®, Qianjin® and Jinglun® in Shandong Province. Furthermore, Michelin®, the world's largest tire manufacturer, has maintained an ongoing and mutually beneficial relationship with the Company and has publicly recognized the Company as its largest distribution agent in China. Yokohama Rubber Co. Ltd., the seventh largest tire manufacturer in the world, with several subsidiaries in Jiangsu and Zhejiang Provinces, signed sales and agent distribution agreements with us in 2007. By strengthening cooperation with Yokohama, the Company will further enhance its product offering and sales capabilities.

With the understanding that it takes a long time to develop and nurture a good business relationship, the Company has cultivated such relationships by prioritizing quality, efficiency and accountability over a long period. In addition, the Company is negotiating with several other major global players to form business alliances to distribute their products in the Chinese domestic market through the Company's existing distribution channels.

Competition

The market and all its segments in which the Company operates are highly competitive. As the nation's leading integrated marketer and distributor in the tire and rubber business, we do not have competitors with the same integrated business model or scale as us in all the three market segments. However, in each individual business segment, we face many strong competitors and different kinds of challenges.

In the field of Rubber Import/Distribution Business, some of the Company's competitors have greater financial resources than the Company. For example, Sinochem International Corporation, or Sinochem, a publicly listed company on the Shanghai Stock Exchange, has mainly engaged in the business of rubber, plastics, and chemical products & logistics operations. As the major competitor of the Company in the field of rubber trading, Sinochem has customers in over 100 countries and regions in the world. Our Company differentiates from Sinochem with our business focus and concentration on tire and rubber distribution.

In the tire export business field, the Company also faces many competitors that are large international trading companies either affiliated with or in alliance with one or two Chinese tire manufacturers, and sell China-made tires in overseas markets. Major competitors in this category include Fullrun Tire Corp. Ltd, Best Choice Int'l Trade Co. Ltd, Karo Int'l Trade Co. Ltd, Toptip Industrial Co., Ltd. and Tianjin Free Trade Zone Angel Int'l Trade Co., Ltd. To the Company’s knowledge, there are no comprehensive statistics or research information papers about those Chinese tire exporters. We differentiate ourselves from them by our complete product selection and integrated business operation model, which consists of rubber supply, tire import and export, domestic distribution of tires and aftermarket automotive services.

Some Chinese tire manufacturers, including our suppliers, also export their own products directly to foreign buyers. In that case, they are also competing against the Company in the international market. They have the experience and capacity to export their products, but they may not have as large of a selection of products as an integrated marketer like the Company. To avoid potential overlapping and conflict of interest, the Company usually requests specific terms in its selling agreements with the tire manufacturers. Such terms will give the Company protection in certain lines of products or in certain market territories. The Company's main competitors in this category include Shandong Linglong Tyre Co. Ltd., Shandong Taishan Tire Co. Ltd., Hangzhou Zhongce Rubber Co. Ltd, Qingdao Doublestar Tire Co. Ltd. So far, the working relationship we have forged with the manufacturers has created a win-win situation for both parties because it allows both parties the ability to leverage each other's strength and resources to increase sales.

A major competitor in this category is Shanghai Tire & Rubber Co. Ltd. This company has established its exporting subsidiary in the United States by the name of China Manufacturers Alliance (CMA). This company is a large state-owned tire and rubber company with almost 70 years of history. Shanghai Tire & Rubber has two well-known brands: DoubleCoin® and Warrior®, which enjoy great popularity. The company is specialized in light truck and medium truck tire series, including all-steel radial heavy-duty truck tires, radial light truck tires, bias light truck tires, bias truck tires, agricultural tires.

In China's domestic tire market, the Company faces competition from other brand tire distributors and dealers, such as the dealers for Goodyear®, Hankook®, and Bridgestone®. Unlike the situation in other countries, China's domestic tire market is dominated by thousands of independent tire dealers, and most of them are small and locally based operations. Since the large tire-makers do not have their own sales outlets in China, and they only grant their general sales agency or dealership to Chinese local dealers or agents on a provincial basis and renew it annually, there are no cross-region dealers or marketers in China. In such a fragmented marketplace, the Company, with its integrated business models as both rubber import to supply the manufacturers and tire import/export, has become the top distributor in its assigned territories and is ready to expand its business to other provinces or territory through acquisition.

Comparative Advantage of the Company

Integrated Business Model and Leading Market Position

The Company has established itself as a market leader in distributing tires in both China and overseas replacement tire market. In its home province, the Company's market share exceeds 10%. The Company believes that the key benefits of its scale include: the ability to efficiently carry an extensive inventory; the ability to invest in sales and technology support; and operating efficiencies from its scalable infrastructure.  The Company believes its leading market position, combined with its new retail/service  franchise enhances its ability to increase sales to existing customers, attract new customers and enter into new markets.

Advanced Technology Support

The Company has deployed the most advanced enterprises resource planning management system to its business operation, which enables the informed management of the Company's daily operations and ensures the Company will be able to execute all the business transactions accurately and efficiently. By utilizing this system, the order entry, invoicing, inventory control, accounts receivable and warehouse management and all other related transactions can be entered into the system and managed more effectively. The business process is much more straightforward, with information regarding inventory and orders being shared by multiple users within the Company, enabling a more efficient and effective business operations process. Currently, we believe the Company is one of the few Chinese general distributors who are able to get the right tires delivered to the right dealers or customers within the required time frame.

Extensive Distribution Network

Through years of development and expansion, the Company has not only  established a stable supply of rubber from the world's top rubber suppliers in Southeast Asia, but also secured its distribution relationship with the world's top tire companies, such as Michelin and Yokohama, as well as with all the top tire manufacturers in China. Currently, the Company has three distribution centers with warehousing capacity and web-based information management systems. By utilizing its sophisticated inventory management and logistics technology, the Company is currently able to deliver 95.0% of its orders from the manufacturers or the warehouse directly to the local Chinese customers on an either same or next day basis. As a result, this helped the Company build an excellent reputation in the market with prompt delivery capacity.

Strong Financial Profile and Excellent Credit Record

The Company has bank credit facilities with four top Chinese Banks, which allows the Company to effectively use the resulting financial leverage in conducting its business. The Company has received "Triple Star," highest credit rating by banks recognition from its top lender, China Agricultural Bank, continuously in the last three years, which means that the Company has excellent credit record in the bank.

Experienced Management Team

The Company's executive team led by our Chief Executive Officer, Mr. Long Qin, combines substantial managerial, industrial and marketing experience with extensive government and business contacts in China.

Broad Product Offering

The Company offers a comprehensive selection of tires in its market areas. In the China domestic market, we carry the most famous international brand series, including Michelin®, Yokohama®, and well-known Chinese brands, such as, Wanli, Linglong, Triangle, to name a few. In the overseas market, the Company offers most of the high quality China-made tires, plus its own private label lines, including "Sentaida®", "Delinte®".  In terms of tire type, the Company's product range covers almost all types of tires including TBR, OTR LTR, UHP, PCR, bias tires, and radial heavy-duty tires. Due to our breadth and depth of product offering, the Company believes that it is well positioned to benefit from any increased demand in any particular tire type as well as offering a diversified strategy to offset any reduction in demand for a particular type of tire.  The broad product offering has been a significant factor in attracting and retaining many of the Company's customers.

Diversified Customer Base

The Company sells its products to a diversified and wide range of customers, including both national and regional tire dealer chains, car dealerships and other independent tire outlets.  In addition to the Company's extensive inventory and same or next day distribution capabilities, it also provides its customers with sales and product support services, including logistics support and tire demonstration training to maximize their ability to sell tires. These valuable services, as well as the deep level of commitment the Company has to the  business  operations  of its  customers  have  resulted in a strong and stable position for the Company within the industry.

Market Position of the Company

The Company has positioned itself as a leading integrated rubber and tire marketer and distributor in China. With years of development, it has effectively captured the growth opportunities in all the three market segments, rubber import and distribution, tire import/export and domestic tire distribution. It has established itself as a market leader in distributing tires in both the Chinese and overseas replacement tire market by providing  a critical link between tire manufacturers and the highly fragmented retail tire market.

As a leading rubber and tire marketer, the Company will further demonstrate its competitive advantages to gain more shares in our target market, including the North American replacement tire market and Chinese tire market.

In China's domestic tire market, our marketing strategy is to conduct our retail/service penetration through our wholesale expansion. By following this strategy, we will first expand our wholesale business coverage, then to build Energy Station® in selected cities within our wholesale covered area. We intend to position ourselves as the first and largest cross-region tire distributor and aftermarket service provider in China.

Intellectual Property

The Company currently has no registered intellectual property.

Research and Development Efforts

We have not had any material research and development expenses over the past two years.

Employees

As of December 31, 2008, we had 212 full-time employees. The following table illustrates the allocation of these employees among the various job functions conducted at our company.

Department	Number of Employees

Management	16

Administrative	4

Operational	126

Purchasing	9

Sales	35

Planning	12

Finance	10

Total	212

We believe that our relationship with our employees is good. The Company is not a party to any collective bargaining agreements. At present, no significant change in the Company’s staffing is expected over the next 12 months. The remuneration payable to employees includes basic salaries and allowances. We have not experienced any significant problems or disruption to our operations due to labor disputes, nor have we had trouble in recruitment and retention of experienced staff.

We are required under PRC law to contribute to the employee benefit plans at specified percentages of the after-tax profit. In addition, we are required by the PRC law to cover employees in China with various type of social insurance. We believe that we are in material compliance with the relevant PRC laws.

Regulation

We are subject to PRC’s foreign currency regulations. The PRC government has control over RMB reserves through, among other things, direct regulation of the conversion or RMB into other foreign currencies. Although foreign currencies, which are required for “current account” transactions, can be bought freely at authorized Chinese banks, the proper procedural requirements prescribed by Chinese law must be met. At the same time, Chinese companies are also required to sell their foreign exchange earnings to authorized Chinese banks and the purchase of foreign currencies for capital account transactions still requires prior approval of the Chinese government.

item 1a Risk Factors

RISKS RELATED TO OUR BUSINESS

The global economic crisis could further impair the automotive industry thereby limiting demand for our products and affecting the overall availability and cost of external financing for our operations.

The continuation or intensification of the global economic crisis and turmoil in the global financial markets may adversely impact our business, the businesses of our customers from whom we generate revenues and our potential sources of capital financing. The global economic crisis harmed most industries and has been particularly detrimental to the automotive industry. Since virtually all of our sales are made to auto industry participants, our sales and business operations are dependent on the financial health of the automotive industry and could suffer if our customers experience, or continue to experience, a downturn in their business. In addition, the lack of availability of credit could lead to a further weakening of the Chinese and global economies and make capital financing of our operations more expensive for us or impossible altogether. Presently, it is unclear whether and to what extent the economic stimulus measures and other actions taken or contemplated by the Chinese government and other governments throughout the world will mitigate the effects of the crisis on the automotive industry and other industries that affect our business. These conditions have not presently impaired our ability to access credit markets and finance our operations. However, the impact of the current crisis on our ability to obtain capital financing in the future, and the cost and terms of same, is unclear. Furthermore, deteriorating economic conditions including business layoffs, downsizing, industry slowdowns and other similar factors that affect our customers could have further negative consequences for the automotive industry and result in lower sales, price reductions in our products and declining profit margins. The economic situation also could harm our current or future lenders or customers, causing them to fail to meet their obligations to us. No assurances can be given that the effects of the current crisis will not damage on our business, financial condition and results of operations.

We are subject to extensive government regulation which could cause us to incur significant liabilities or restrict our business activities.

Regulatory requirements could cause us to incur significant liabilities and operating expenses and could restrict our business activities. We are subject to statutes and rules regulating distribution, sales, safety matters, products and others. Our operating expenses may increased by governmental regulations and other fees and taxes, which may be imposed. Any delay or refusal from government agencies to grant us necessary licenses, permits and approvals could have an adverse effect on our operations.

We may require additional capital in the future, which may not be available on favorable terms or at all.

Our future capital requirements will depend on many factors, including industry and market conditions, our ability to successfully implement our branding and marketing initiative and expansion of our business. We anticipate that we may need to raise additional funds in order to grow our business and implement our business strategy. We anticipate that any such additional funds would be raised through equity or debt financings. In addition, we may enter into a revolving credit facility or a term loan facility with one or more syndicates of lenders. Any equity or debt financing, if available at all, may be on terms that are not favorable to us. Even if we are able to raise capital through equity or debt financings, as to which there can be no assurance, the interest of existing shareholders in our company may be diluted; and the securities we issue may have rights, preferences and privileges that are senior to those of our common stock or may otherwise materially and adversely affect the holdings or rights of our existing shareholders. If we cannot obtain adequate capital, we may not be able to fully implement our business strategy, and our business, results of operations and financial condition would be adversely affected. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources." In addition, we have and will continue to raise additional capital through private placements or registered offerings, in which broker-dealers will be engaged. The activities of such broker-dealers are highly regulated and we cannot assure that the activities of such broker-dealers will not violate relevant regulations and generate liabilities despite our expectation otherwise.

We depend on the availability of additional human resources for future growth

We believe that continued expansion of our business is essential for us to remain competitive and to capitalize on the potential growth of our business. Such expansion may place a significant strain on our management and operations and financial resources. As our operations continue to grow, we will have to continually improve our management, operational and financial systems, procedures and controls, and other resources infrastructure, and expand our workforce. There can be no assurance that our existing or future management, operating and financial systems, procedures and controls will be adequate to support our operations, or that we will be able to recruit, retain and motivate our personnel. Further, there can be no assurance that we will be able to establish, develop or maintain the business relationships beneficial to our operations, or to implement any of the above activities in a timely manner. Failure to manage our growth effectively could have a material adverse effect on our  business and the results of our operations and  financial condition.

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

We could be adversely affected by the occurrence of natural disasters. From time to time, our developed sites may experience strong winds, storms, flooding and earthquakes. Natural disasters could impede operations, damage infrastructure necessary to our operations. The occurrence of natural disasters could adversely affect our business, the results of our operations, prospects and financial condition, even though we currently have insurance against damages caused by natural disasters, including typhoons, accidents or similar events.

Intense competition from existing and new entities may adversely affect our revenues and profitability.

In general, the tire distribution industry is intensely competitive and highly fragmented. We compete with various companies. Many of our competitors are more established than we are and have significantly greater financial, technical, marketing and other resources than we presently possess. Some of our competitors have greater name recognition and a larger customer base. These competitors may be able to respond more quickly to new or changing opportunities and customer requirements and may be able to undertake more extensive promotional activities, offer terms that are more attractive to customers, and adopt more aggressive pricing policies. We intend to create greater awareness for our brands so that we can successfully compete with our competitors. We cannot assure you that we will be able to compete effectively or successfully with current or future competitors or that the competitive pressures we face will not harm our business.

Our operating subsidiaries must comply with environmental protection laws that could adversely affect our profitability.

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

Our success depends on our management team and other key personnel, the loss of any of whom could disrupt our business operations.

Our future success will depend in substantial part on the continued service of our senior management. The loss of the services of one or more of our key personnel could impede implementation of our business plan and result in reduced profitability. We do not carry life or other insurance covering officers or key personnel. Our future success will also depend on the continued ability to attract, retain and motivate highly qualified technical sales and marketing customer support. Because of the rapid growth of the economy in the PRC, competition for qualified personnel is intense. We cannot guarantee that we will be able to retain our key personnel or that we will be able to attract, assimilate or retain qualified personnel in the future.

We may be subject to product liabilities.

Although we distribute and export products made by others, we may be still subject to potential product related liabilities. We may not have sufficient insurance coverage for such claims if we fail to defend against them.

RISKS RELATED TO THE PRC

Changes in China’s political or economic situation could harm our operational results and us.

Economic reforms adopted by the Chinese government have had a positive effect on the economic development of the country, but the government could change these economic reforms or any of the legal systems at any time. This could either benefit or damage our operations and profitability. Some of the things that could have this effect are:

•	Level of government involvement in the economy;
•	Control of foreign exchange;
•	Methods of allocating resources;
•	Balance of payments position;

•	International trade restrictions; and
•	International conflict

The Chinese economy differs from the economies of most countries belonging to the Organization for Economic Cooperation and Development, or OECD, in many ways. Because of these differences, we may not develop in the same way or at the same rate as might be expected if the Chinese economy were similar to those of the OECD member countries.

The Chinese government exerts substantial influence over the manner in which we must conduct our business activities.

Recently, China has permitted provincial and local economic autonomy and private economic activities. The Chinese government has exercised and continues to exercise substantial control over virtually every sector of the Chinese economy through regulation and state ownership. Our ability to operate in China may be harmed by changes in its laws and regulations, including those relating to taxation, import and export tariffs, environmental regulations, land use rights, property and other matters. We believe that our operations in China are in material compliance with all applicable legal and regulatory requirements. However, the central or local governments of these jurisdictions may impose new, stricter regulations or interpretations of existing regulations that would require additional expenditures and efforts on our part to ensure our compliance with such regulations or interpretations.

Accordingly, government actions in the future, including any decision not to continue to support recent economic reforms and to return to a more centrally planned economy or regional or local variations in the implementation of economic policies, could have a significant effect on economic conditions in China or particular regions, thereof, and could require us to divest ourselves of any interest we then hold in Chinese properties or joint ventures.

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

A renewed outbreak of SARS or another widespread public health problem in China and or in those south east Asian countries, where our operations are conducted, or are our sources of raw materials could have a negative effect on our operations.

A number of health-related factors, including the following, may impact our operations:

•	quarantines or closures of some of our offices which would severely disrupt our operations,

•	the sickness or death of our key officers and employees, and

•	a general slowdown in the Chinese economy.

Any of the foregoing events or other unforeseen consequences of public health problems could damage our operations.

Capital outflow policies in the PRC may hamper our ability to remit income to the United States.

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

As our operations  are presently based  in  China  and some of our key directors and officers  reside outside the United States, service of process on our key directors  and officers  may be difficult to effect  within the United States. In addition, substantially all of our assets are located outside the United States and any judgment obtained in the United States against us may not be enforceable outside the United States.

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

The PRC historically has not adopted a Western style of management and financial reporting concepts and practices, modern banking, computer or other control systems. We may have difficulty in hiring and retaining a sufficient number of qualified employees to work in the PRC. Because of these factors, we may have trouble in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet Western standards.

It will be extremely difficult to acquire jurisdiction and enforce liabilities against our officers, directors and assets based in the PRC.

Because the Company's executive officers and directors, including,  the chairman of its board of directors, are Chinese citizens,  it may be difficult, if not  impossible,  to acquire jurisdiction over these persons in the event that a lawsuit  is  initiated  against  us  and/or  its  officers  and  directors  by a stockholder or group of  stockholders in the United States. In addition, because the majority of our assets are located in the PRC it would also be extremely difficult to access those assets to satisfy an award entered against it in a United States court.

Restrictions on currency exchange may limit our ability to receive and use our revenues effectively.

The majority of our revenue will be settled in RMB and U.S. Dollars, and any future restrictions on currency exchanges may limit our ability to use revenue generated in RMB to fund any future business activities outside China or to make dividend or other payments in U.S. dollars. Although the Chinese government introduced regulations in 1996 to allow greater convertibility of the RMB for current account transactions, significant restrictions still remain, including primarily the restriction that foreign-invested enterprises may only buy, sell or remit foreign currencies after providing valid commercial documents at those banks in China authorized to conduct foreign exchange business. In addition, conversion of RMB for capital account items, including direct investment and loans, is subject to governmental approval in China, and companies are required to open and maintain separate foreign exchange accounts for capital account items. We are not certain that the Chinese regulatory authorities will not impose restrictions more stringent on the convertibility of the RMB.

We may be unable to complete a business combination transaction efficiently or on favorable terms due to complicated merger and acquisition regulations that became effective on September 8, 2006.

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

The new regulation allows PRC government agencies to assess the economic terms of a business combination transaction. Parties to a business combination transaction may have to submit to the Ministry of Commerce and other relevant government agencies an appraisal report, an evaluation report and the acquisition agreement, all of which form part of the application for approval, depending on the structure of the transaction. The regulations also prohibit a transaction at an acquisition price obviously lower than the appraised value of the PRC business or assets and in certain transaction structures, require that consideration must be paid within defined periods, generally not in excess of a year. The regulation also limits our ability to negotiate various terms of the acquisition, including aspects of the initial consideration, contingent consideration, holdback provisions, indemnification provisions and provisions relating to the assumption and allocation of assets and liabilities. Transaction structures involving trusts, nominees and similar entities are prohibited. Therefore, such regulation may impede our ability to negotiate and complete a business combination transaction on financial terms that satisfy our investors and protect our stockholders’ economic interests.

The value of our securities will be affected by the foreign exchange rate between U.S. dollars and RMB.

The value of our common stock will be affected by the foreign exchange rate between U.S. dollars and RMB, and between those currencies and other currencies in which our sales may be denominated. Currently, RMB has risen against U.S. Dollars. For example, to the extent that we need to convert U.S. dollars into RMB for our operational needs and should RMB appreciate against the U.S. dollar at that time, our financial position, the business of the Company, and the price of our common stock may be harmed. Conversely, if we decide to convert our RMB into U.S. dollars for declaring dividends on our common stock or for other business purposes and the U.S. dollar appreciates against RMB, the U.S. dollar equivalent of our earnings from our subsidiaries in China would be reduced.

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

RISKS RELATED TO OUR SHARES

Our common stock is quoted on the OTC Bulletin Board, which may have an unfavorable impact on our stock price and liquidity.

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

We may be subject to penny stock regulations and restrictions and you may have difficulty in selling shares of our common stock.

The SEC has adopted regulations which generally define so-called “penny stocks” to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. If our common stock becomes a “penny stock”, we may become subject to Rule 15g-9 under the Exchange Act, or the “Penny Stock Rule”. This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses). For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market.

For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in a penny stock, of a disclosure schedule prepared by the SEC relating to the penny stock market. Disclosure is also required to be made about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock.

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

Our executive officers and directors and principal stockholders together will beneficially own a majority of the total voting power of our outstanding voting capital stock. These stockholders will be able to determine the composition of our Board of Directors; will retain the voting power to approve all matters requiring stockholders’ approval and will continue to have significant influence over our affairs. This concentration of ownership could have the effect of  delaying  or  preventing  a  change  in  our  control; or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could  have a material  and  adverse  effect on the market  price of the common  stock or prevent our stockholders from realizing a premium over the market prices for their shares of common stock. See "Principal Stockholders" for information about the ownership of common stock by our executive officers, directors and principal stockholders.

We do not anticipate paying dividends on our common stock.

We have never paid dividends on our common stock and do not anticipate paying dividends in the foreseeable future. Our directors intend to follow a policy of retaining all of our earnings, if any, to finance the development and expansion of our business.

Broker-dealer requirements may affect trading and liquidity.

Section15(g) of the Exchange Act and Rule 15g-2 promulgated  thereunder by the SEC require broker-dealers dealing in penny stocks to provide  potential  investors with a document  disclosing the risks of penny stocks and to obtain a manually  signed and dated  written  receipt of the document before effecting any  transaction in a penny stock for the investor's account.

Potential investors  in our common stock are urged to obtain and read such disclosure carefully before  purchasing any shares that are deemed to be "penny stock." Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that  information,  that  transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience so as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written  statement  setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv)  receive a signed and dated copy of such  statement from the investor, confirming that it accurately reflects the investor's  financial situation,  investment  experience and investment objectives. Compliance with these requirements may make it more difficult for holders of our  common  stock to resell  their  shares to third parties or to otherwise dispose of them in the market or otherwise.

Shares eligible for future sale may adversely affect the market price of our common stock, as the future sale of a substantial amount of our restricted stock in the public marketplace could reduce the price of our common stock.

From time to time, certain of our stockholders may be eligible to sell all or some of  their  shares  of common  stock by means of ordinary brokerage transactions in the open  market  pursuant to Rule 144,  promulgated  under the Securities  Act, subject to certain  limitations. Under Rule 144, a person who is not deemed to have been one of our affiliates at the time of or at any time during the three months preceding a sale, and who has beneficially owned the restricted ordinary shares proposed to be sold for at least six months, including the holding period of any prior owner other than an affiliate, is entitled to sell their ordinary shares without complying with the manner of sale and volume limitation or notice provisions of Rule 144. We must be current in our public reporting if the non-affiliate is seeking to sell under Rule 144 after holding his ordinary shares between six months and one year. After one year, non-affiliates do not have to comply with any other Rule 144 requirements. Any substantial sale of common stock pursuant to Rule 144 or pursuant to any resale prospectus may have an adverse effect on the market price of our securities.

item 2 Properties

All land in China is owned by the State or collectives. Individuals and companies are permitted to acquire rights to use land or land use rights for specific purposes. In the case of land used for industrial purposes, the land use rights are granted for a period of 50 years. This period may be renewed at the expiration of the initial and any subsequent terms according to the relevant Chinese laws. Granted land use rights are transferable and may be used as security for borrowings and other obligations.

The Company currently does not own any real estate. So far, it uses about 16,000 square meters of office space and about 17,800 square meters of warehouse free of charge.  These office space and warehouse are owned by Sentaida Rubber Co., Ltd, which is a subsidiary of Sentaida Group Ltd., an related party of the Company.

We believe that all the facilities that we are using have been adequately maintained, are generally in good condition, and are suitable and adequate for our business.

item 3 Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse affect on our business, financial condition or operating results.

item 4 Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during 2008.

Part II

ITEM 5  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for our common stock

Our common stock is quoted under the symbol “SDTC.OB” on the Electronic Bulletin Board maintained by the National Association of Securities Dealers, Inc., but had not been traded in the Over-The-Counter market except on a limited and sporadic basis. The CUSIP number is 81726L 106.

The following table sets forth, for the periods indicated, the high and low closing prices of our common stock. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	Closing Prices (1)
	High	Low
Year Ended December 31, 2008
1st Quarter	$4.57	$1.80
2nd Quarter	$5.00	$2.00
3rd Quarter	$3.50	$1.04
4th Quarter	$1.27	$0.45

Year Ended December 31, 2007
1st Quarter	$5.48	$5.13
2nd Quarter	$5.00	$3.00
3rd Quarter	$4.75	$1.75
4th Quarter	$7.25	$0.55

_____________________________

The above tables set forth the range of high and low closing prices per share of our common stock as reported by www.quotemedia.com for the periods indicated.

Approximate Number of Holders of Our Common Stock

On March 30, 2009, there were approximately 52 stockholders of record of our common stock.

Dividend Policy

We have never declared dividends or paid cash dividends. Our board of directors will make any future decisions regarding dividends. We currently intend to retain and use any future earnings for the development and expansion of our business and do not anticipate paying any cash dividends in the near future.

Securities Authorized for Issuance under Equity Compensation Plans

We currently do not have any equity compensation plans.

item 6    Selected Financial Data

Not applicable.

ITEM7    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview of Our Business

We are one of the largest integrated tire and rubber marketers and distributors in China. Through our Chinese subsidiaries, we primarily engage in the global marketing and distribution of tires and rubber without any tire manufacturing operations.  Our business scope can be generally divided into three main business divisions: rubber import and distribution, tire export, and tire domestic wholesale and retail, which generated approximately 57%, 21% and 22% of our consolidated net sales respectively in the year ended December 31, 2008.  We position ourselves as an intermediary between international rubber producers and Chinese tire manufacturers and as an active marketer of tires for the tire manufacturers in the very fragmented replacement tire market. We aim to become a major player in the world tire and rubber market through steady organic growth, expansion into new markets, entry into the retail service market and an aggressive acquisition strategy.

The global economic crisis has also affected our business. We have experienced drastic fluctuations in our raw material prices and purchase prices, inflationary pressure on consumer behavior, lower auto sales and tire demand in overseas markets, and reduced demand for rubber in our domestic markets. We are currently focusing on mitigating the impact from these pressures on our operations through maintaining relationship established with the Company’s suppliers and customers, controlling our operation expenses, developing and expanding new suppliers and customer base and emphasizing on measures on hedging the risks resulted from fluctuation of raw material’s prices and foreign currency exchange rate.

Provision for Income Taxes

United States: We are subject to United States, or US, federal income tax at a tax rate of 34%. No provision for income taxes in the US has been made, as we had no taxable US income in fiscal year 2008.

British Virgin Islands: Our wholly owned subsidiary Zhongsen Holdings, was incorporated in the British Virgin Islands, and under the current laws of the BVI, it is not subject to income taxes.

PRC: On March 16, 2007, the National People’s Congress of China passed the new Corporate Income Tax Law, or the CIT Law, and on November 28, 2007, the State Council of China passed the Implementing Rules for the CIT Law, or the Implementing Rules, which took effect on January 1, 2008. The CIT Law and Implementing Rules impose a unified CIT of 25% on all domestic-invested enterprises and FIEs, unless they qualify under certain limited exceptions. The new CIT Law is much more preferential to the Company because F.T.Z. Sentaida and Qingdao Sentaida enjoy a 25% income tax rate under the new CIT law, which was 33% under the old CIT Law.

In addition to the changes to the current tax structure, under the CIT Law, an enterprise established outside of China with “de facto management bodies” within China is considered a resident enterprise and will normally be subject to CIT of 25% on its global income. The Implementing Rules define the term “de facto management bodies” as “an establishment that exercises, in substance, overall management and control over the production, business, personnel, accounting, etc., of a Chinese enterprise.” If the PRC tax authorities subsequently determine that the Company should be classified as a resident enterprise, then the organization’s global income will be subject to PRC income tax of 25%.

Results of Operations

Fiscal Year Ended December 31, 2008 Compared to the Fiscal Year Ended December 31, 2007

The following table summarizes the results of our operations during the years ended December 31, 2008 and 2007, and provides information regarding the dollar and percentage increase or (decrease) from the fiscal year ended December 31, 2007 to the year ended December 31, 2008.

	Years Ended December 31,			%
	2008	2007	Increase	of
	Audited	Audited	(Decrease)	Change
	US$	US$	US$
REVENUES
Sales	269,272,815	329,922,722	(60,649,907)	-18.4%
Commissions and other	462,851	2,331,556	(1,868,705)	-80.1%
	269,735,666	332,254,278	(62,518,612)	-18.8%
Costs and expenses
Cost of sales	253,938,227	311,152,343	(57,214,116)	-18.4%
Freight charges	3,257,861	6,588,423	(3,330,562)	-50.6%
Selling expenses	3,547,814	3,105,633	442,181	14.2%
General and administrative expenses	4,152,558	1,054,595	3,097,963	293.8%
	264,896,461	321,900,994	(57,004,533)	-17.7%
Income/loss from operations	4,839,206	10,353,284	(5,514,078)	-53.3%
Other income (expense)
Miscellaneous income	118,277	106,002	12,275	11.6%
Interest expense	(8,055,797)	(3,822,435)	(4,233,362)	110.8%
Other net	(7,937,520)	(3,716,433)	(4,221,087)	113.6%
Income (loss) from operation before income tax	(3,098,314)	6,636,851	(9,735,165)	-146.7%
Provision for income taxes (current )	189,347	472,964	(283,617)	-60.0%
Net income (loss)	(3,287,661)	6,163,887	(9,451,548)	-153.3%
Other comprehensive income
foreign currency translation gain(loss)	1,084,605	(173,468)	1,258,073	-725.2%
unrealised loss from investment	(23,235)	--	--	--
Comprehensive income	(2,226,291)	5,990,419	(8,216,710)	-137.2%

Revenues:

Our revenues were generated from our business of rubber import and distribution, tire exports, and tire domestic wholesale and retail sales. Revenues decreased by approximately $63 million, or 19%, to approximately $269.7 million for the year ended December 31, 2008 from approximately $332.3 million for the year ended December 31, 2007.

The decrease in consolidated revenues was primarily the result of a decline in revenue in our rubber import and distribution division and tire export division. Net sales in the rubber division declined by approximately $32.8 million, or 18%, to approximately $152.7 million in the year ended December 31, 2008, from approximately $185.5 million in the fiscal year 2007. The decline was mainly due to the decrease in the sales volume as a result of low market demand, as many rubber consuming manufacturers (i.e. tire manufacturers) drastically cut their production volume in order to save costs and to reduce the risk accompanying big prices fluctuation of rubber during fiscal year 2008.

In addition, net sales in the tire export division were approximately $57.8 million in fiscal year 2008, a decline of approximately $31.7million, or 35%, from approximately $89.5 million in the fiscal year 2007. The decline was primarily due to the contract termination of agent sales business for one of the Company’s main suppliers in August of 2008. We also experienced an overall decline in export volume, which was a result of the combined effects of: 1) a shortage in tire supplies due to low production volume of manufacturers as described above; and 2) reduced competitive power due to increased prices charged by vendors; 3) a reduction in demand in overseas market, especially in America and Europe market.

The tire distribution and retail division also decreased slightly in functional currency (RMB). Its net sales reported in US dollars were approximately $58.7 million, an increase of approximately $3.8 million, or 7%, compared with sales of approximately $54.9 million in the fiscal year 2007. The small growth showed in US dollars was mainly resulted from the decrease of foreign currency exchange rate. The raw material market, especially the rubber market, was unstable in 2008 with a big price fluctuation, which had adverse impact on many tire manufacturers. In order to minimize the risk, many tire manufacturers reduced the production volume and adjusted the sales price frequently. This market condition had unavoidable adverse impact on our purchasing, sales policies and revenues.

The following table shows the different components comprising our total revenues during the fiscal year ended December 31, 2008 and 2007.

Divisions	% of Consolidated Revenues
	Fiscal Year Ended December 31,
	2008	2007
Rubber Import/Distribution	57%	56%
Tire Export	21%	27%
Domestic Tire Distribution and Retail	22%	17&

As the table above indicates, the rubber import and distribution division accounted for an aggregate of 57% and 56% of our revenues in the fiscal year 2008 and 2007, respectively. The tire export division accounted for 21% and 27% of our revenues for the fiscal year 2008 and 2007, respectively. The tire domestic wholesale and retail division accounted for 22% and 17% of our revenues for the fiscal year 2008 and 2007, respectively.

Cost of Sales and Operating Expenses:

Our total costs and operating expenses were approximately $264.9 million for the year ended December 31, 2008, a reduction of approximately $57 million, from costs and operating expenses of approximately $321.9 million for the fiscal year 2007. Costs and operating expenses declined due to reductions in cost of good sold and freight charges, which resulted from the reduction in sales in our tire export division and rubber division.

Cost of sales includes the cost of rubber and tires that the Company purchases from our suppliers. Cost of sales declined by approximately $57.2 million, or 18.4%, to approximately $253.9 million for the fiscal year 2008 from about $311.2 million in the fiscal year 2007. This decrease was mainly due to purchase and sales reductions in the tire export division and rubber division. The cost of sales as a percentage of revenues is maintained at about 94% both in fiscal year 2008 and 2007.

Operating expenses consist primarily of freight charges, selling expenses, general and administrative expenses. Overall operating expenses were approximately $11 million in the year 2008, an increase of approximately $0.3 million, or 2%, from operating expenses of approximately $10.7 million in the year 2007. The increase was primarily due to an increase in general and administrative expenses, which offset the decrease in freight charges related to fewer sales in our tire export division. As a percentage of total revenues, total operating expenses accounted for about 4.1% of the total revenues for the fiscal year 2008, increased slightly from 3.2% for the fiscal year 2007.

Shipping Expense: Freight charges declined by $3.3 million, or 50%, to $3.3 million in the year 2008 from approximately $6.6 million in the year 2007. The substantial reduction in freight charges was the result of the decline in sales in our tire export division.

Selling Expense: Selling expense was approximately $3.5 million for the year 2008, increased by $0.4 million, or 14.2%, from approximately $3.1 million in year 2007. Due to the difficult market environment in the year 2008, our sales representatives have incurred additional travel expenses in order to visit our suppliers and clients more frequently than before. We have also taken additional action to stimulate sales, such as increased promotion and advertisement effort, which have contributed to the increase in selling expense.

Administrative Expenses: Administrative expenses include the costs associated with staff and support personnel who manage our business activities, professional fees paid to third party service providers and the bad debt expense recognized for related party receivables. Our administrative expenses were approximately $4.2 million and $1.1 million in year 2008 and 2007, respectively. As percentage of revenue, administrative expenses accounted for 1.5% and 0.3% of our total revenue in 2008 and 2007, respectively, increased by 1.2%. The increase in these expenses was primarily due to the bad debt expense, approximately $ 2.3 million that the Company incurred in 2008. In addition, the Company provided guarantees to two third-party companies for certain bank loans in 2008. The fair value of such guarantees was appraised by a third party appraiser. We recognized the potential loss of approximately $0.7 million in the general and administrative expense as of December 31, 2008 in case of the defaulted repayment to the lending banks by the two companies under the guarantees. Further more, public listing expenditures such as legal fees, accounting professional fees and other consulting fees also increased slightly. We expect our administrative expense will increase in connection with our reporting obligations as a public company.

Interest Expense: Interest expense consists of discounting notes, short-term debt for working capital turnover, trading finance such as import bill advance and export bill purchases, and miscellaneous financial charges, such as fees for issuing letters of credit and bank charges. Interest expense increased by $4.2 million to $8.1 million in fiscal year 2008, from $3.8 million in fiscal year 2007. The growing up interest expense was mainly due to both the increase in bank interest rate and more revolving credit facilities used.

Liquidity and Capital Resources

As of December 31, 2008, we had cash and cash equivalents (excluding restricted cash) of approximately $4.9 million. The following table provides detailed information about our net cash flow:

	Years Ended December 31,
	2008	2007
	US$	US$

Cash provided by (used in) operating activities	11,973,640	(14,950,126)
Cash used in investing activities	(43,847,604)	(1,875,504)
Cash provided by financing activities	35,054,018	13,830,341
Effect of exchange rate change on cash	(295,409)	792,532
Net increase in (decrease in) cash and cash equivalents	2,884,645	(2,202,757)
Cash and cash equivalents beginning of the year	2,108,632	4,311,388
Cash and cash equivalents ending of the year	4,993,277	2,108,631

Operating Activities

Net cash provided by operating activities was approximately $12 million in the fiscal year 2008, which was an increase of approximately $27 million, from approximately $15 million of cash used in operating activities for the fiscal year 2007. The increase of the cash provided by operating activities was primarily due to decreases in accounts receivable and related party receivables. The working capital was approximately $11.5 million as of December 31, 2008, compared to approximately $15.5 million working capital deficiency as of December 31, 2007. The reduced deficiency in working capital was attributable to significant increases in restricted cash.

Investing Activities

Net cash used in investing activities in the fiscal year 2008 was $43.8 million, which is an increase of approximately $41.9 million from net cash used in investing activities of approximately $1.9 million for the fiscal year 2007. The increase in cash used in investing activities was primarily due to the increase in restricted cash and increase in the net change in loan receivable-related party compared with the year 2007. These loan receivables-related party consist of loans made to related parties, which will be paid by these related parties in the ordinary course of business. We and certain of our related parties make inter-company loans from time to time in the ordinary course of business. We periodically borrow money from certain of related parties on terms more favorable than those we could obtain from commercial banks and we periodically lend money to certain of our related parties on similar terms.

Financing Activities

Net cash provided by financing activities in the year ended December 31, 2008 was approximately $35.1 million, which was an increase of approximately $21.3 million from approximately $13.8 million net cash provided by financing activities during the year 2007. The increase of the cash provided by financing activities was mainly due to the increase in short-term borrowing and net change in borrowing from related parties. Trade finance such as import advances, export purchases, documents against payment, and documents against acceptance constitute most of the Company’s short-term borrowings. In addition, as discussed above, we periodically borrow money from certain of our related parties on more favorable terms. Such loans provide more flexibility for us because they are typically free, or less, interest bearing and it is less time consuming to obtain such loan than to seek commercial bank financing. Nevertheless, we believe that we can obtain adequate commercial bank financing if necessary in lieu of such inter-company loans. During fiscal year 2008, we borrowed more funds for our working capital turnover compared with the same period of 2007.

Revolving Credit Facility

The Company’s total amount of credit line for year 2008 was approximately $121.6 million. At December 31, 2008, the outstanding liabilities under these facilities were $78.5 million. Corresponding financial charges are based on the interest rate defined in each individual contract between the Company and the banks. In general, the interest rate for import bill advances and export bill purchases is based on the average of three months LIBOR plus 3%. The finance charge for opening a letter of credit is approximately 0.1%; finance charges for documents against payment and documents against acceptance are at a rate fluctuating around 0.1%. The letters of credit negotiation charge is at 0.125%.

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

Critical Accounting Policies

In presenting our financial statements in conformity with U.S. GAAP, we are required to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. Some of the estimates and assumptions that we are required to make relate to matters that are inherently uncertain as they pertain to future events. We base these estimates and assumptions on historical experience or on various other factors that we believe to be reasonable and appropriate under the circumstances. On an ongoing basis, we reconsider and evaluate our estimates and assumptions. Actual results may differ significantly from these estimates. Future results may differ from our estimates under different assumptions or conditions. We believe that the critical accounting policies listed below involve our more significant judgments, assumptions and estimates and, therefore, could have the greatest potential impact on our financial statements. For further information on our critical and other significant accounting policies, see “Item 8. Financial Statements.”

Principles of Consolidation

Our financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Before the reverse acquisition of Zhongsen International, RUBD had “zero” equity; and after the acquisition, RUBD has not had any operations and has not incurred any expenses. Therefore, the accompanying consolidated financial statements include the accounts of Zhongsen International and its wholly-owned subsidiaries and the shares issued in connection with the acquisition on February 5, 2008 are treated as if they were outstanding for all prior periods.

Revenue Recognition

SAB 104 outlines four criteria that all publicly held companies have to follow to recognize revenue: 1. Persuasive evidence of an arrangement exists. 2. Delivery has occurred or services have been rendered. 3. The seller's price to the buyer is fixed or determinable. 4. Collectibility is reasonably assured. We recognize revenue when title and risk of loss pass to the customers and the above criteria have been met. Besides the above criteria, for F.T.Z. Sentaida and Zhongsen Holdings, they also recognize the revenue upon shipment of products, provided that title and responsibility have passed and the above mentioned criteria 1, 3 and 4 have been met.

In general, we do not allow customers to return products unless there are defects in manufacturing or workmanship. Sales returns need to go through a strict process and have to be authorized by management. Sales returns are continually monitored. Based on historical experience of actual returns, management believes that we do not need to have a provision for sales returns.

Allowance for doubtful accounts

We would provide an allowance for doubtful accounts to ensure that accounts receivable and other receivables are not overstated due to any uncollectible accounts. The allowance for doubtful accounts is our best estimate of the amount of probable credit losses in the Company’s existing receivables. We determine the allowance based on aging data, historical collection experience, customer specific facts and economic conditions. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Based on management’s evaluation of the customers’ ability to make payment, the probability of inability to pay is low; therefore, the Company did not make any allowance for doubtful accounts. However, for the receivables from related party, we made a provision for bad debt of $2,319,514 as of December 31, 2008.

Impairment

Impairments of long-lived assets are recognized when events or changes in circumstances indicate that the carrying amount of the asset or related groups of assets may not be recoverable and our estimate of undiscounted cash flows over the assets’ remaining estimated useful lives are less than the assets’ carrying value. Measurement of the amount of impairment may be based on appraisals, market values of similar assets or estimated discounted future cash flows resulting from the use and ultimate disposition of the asset.

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

Goodwill and Other Intangible Assets

Under SFAS No. 142 “Goodwill and Other Intangible Assets,” goodwill and intangible assets with indefinite lives are no longer amortized, but are tested for impairment annually and more frequently in the event of an impairment indicator. SFAS No.142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives, and reviewed whenever events or circumstances indicate impairment may exist.

Income Taxes

We account for income taxes under the provisions of SFAS No. 109 “Accounting for Income Taxes.” This statement requires the use of the asset and liability method of accounting for deferred income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes and any operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided to reduce the amount of deferred tax asset if it is considered more likely than not that some portion, or all of the deferred tax assets will not be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. SFAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. The requirements of SFAS 159 are effective for the 2008 fiscal year. We do not expect the adoption of SFAS 159 will have a material impact on our consolidated results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51”. SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective for the fiscal year beginning after December 15, 2008. The management is in the process of evaluating the impact that SFAS 160 will have on the Company’s financial statements upon adoption.

In December 2007, the FASB issued SFAS No. 141 (Revised) “Business Combinations”. SFAS 141 (Revised) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective for the fiscal year beginning after December 15, 2008. The management is in the process of evaluating the impact that SFAS 141 (Revised) will have on the Company’s financial statements upon adoption.

On March 19, 2008, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities”. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The new standard also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under FASB Statement No. 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. FASB Statement No. 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. Management is currently evaluating the effect of this pronouncement on financial statements.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures or capital resources that is material to an investor in our securities.

Seasonality

Our operating results and operating cash flows historically have not been subject to seasonal variations. This pattern may change, however, as a result of new market opportunities or new product introductions.

item 8 Financial Statements and Supplementary Financial Data

The full text of our audited consolidated financial statements as of December 31, 2008 and 2007 begins on page F-1 of this annual report.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

item 9a (T)Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, Mr. Long Qin and Ms. Hailan Xu, respectively, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Mr. Qin and Ms. Xu concluded that as of December 31, 2008, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

(b) Management’s annual report on internal control over financial reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting refers to the process designed by, or under the supervision of, our chief executive officer and chief financial officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP, and includes those policies and procedures that:

(1)	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

(2)

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the framework set forth in the report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting is effective, as of December 31, 2008.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

(c) Changes in internal control over financial reporting

There were no changes in our internal controls over financial reporting during the fourth quarter of our fiscal year ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

item 9B Other Information.

1.    Guarantee contracts

It is customary for Chinese companies to provide guarantees on behalf of their business partners in connection with bank loans. During fiscal year 2008, our subsidiary, F.T.Z. Sentaida entered into four guarantee agreements (“Guarantee Agreements”) with various banks to provide guarantee to Shandong Yongtai Chemical & Industrial Co., Ltd. (“Shandong Yongtai”) and Qingdao Kaiyang Imports & Exports Co., Ltd. (“Qingdao Kaiyang”) in connection with their bank loans. Shandong Yongtai is our trading partner, to which we sell natural rubber and from which we purchase their tires. Shandong Yongtai provides guarantee to our bank loans in an amount of approximately $7 million. We have no trading relation with Qingdao Kaiyang but Qingdao Kaiyang provides guarantee to our bank loans in an amount of approximately $4 million. The following table sets forth the term of each guarantee agreement and the amount guaranteed by F.T.Z. Sentaida as of December 31, 2008.

Total Amount Guaranteed
Name of the Guarantee	Name of the Bank	(in U.S. Dollars)	Term of the Agreement

Shandong Yongtai	China Citic Bank Qingdao Branch	$ 8,778,861	March 21, 2009 to March 20, 2011
Qingdao Kaiyang	Shenzhen Development Bank Qingdao Branch	$ 2,926,287	August 28, 2009 to August 27, 2011
Qingdao Kaiyang	China Citic Bank Qingdao Branch	$ 4,389,430	March 21, 2009 to March 20, 2011
Qingdao Kaiyang	Bank of China Shandong Branch	$12,600,000	December 4, 2009 to December 3, 2011

In addition, upon the occurrence of certain events, including but not limited to, the failure of the borrowers to repay the loans timely, the liquidation, dissolution or bankruptcy of the borrowers and the occurrence of events that may materially adversely affect the interests of the banks, the banks have the right to accelerate the repayment, partially or entirely.

A qualified third party appraiser retained by us has assessed the fair value of the obligations arising from the above financial guarantees. The table below sets forth the respective fair value of guarantee obligations recognized as of December 31, 2008 under FIN 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”

Guarantee	Credit grade	Fair Value
Shandong Yongtai	B	$380,271
Qingdao Kaiyang	BBB	$352,910

2.   Bad debt provision

As of December 31, 2008, the Company had receivables from Sentaida Rubber Co. Ltd. in an amount of approximately $33 million and the Company’s payable to Dongsen Tire Co., Ltd. was approximately $19.7 million. Dongsen Tire Co., Ltd, Sentaida Rubber Co. Ltd. and the Company reached a settlement agreement on December 31, 2008, pursuant to which, Sentaida Rubber Co. Ltd. assumed the Company’s liabilities to Dongsen Tire Co., Ltd, which offset equivalent amount of Sentaida Rubber Co. Ltd.’s payables to the Company (the “Settlement Agreement”). As a result, the Company had no payables to Dongsen Tire Co., Ltd and receivables from Sentaida Rubber were reduced to approximately $12 million. In addition, based on the management’s best estimation, approximately $2 million of bad debt provision was made against the residual balance of the receivables from Sentaida Rubber Co. Ltd. This bad debt provision was unanimously approved by our Board of Directors.

The foregoing description of the Guarantee Agreements and the Settlement Agreement does not purport to be a complete statement of the parties’ respective rights and obligations under these agreements or the transactions contemplated thereby, or a complete explanation of the material terms of thereof. The foregoing description is qualified in its entirety by reference to the Guarantee Agreements and the Settlement Agreement attached hereto as Exhibit 10.4 through 10.8.

PART III

item 10 Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following sets forth the name and position of each of our current executive officers and directors.

Name	Age	Position

Long Qin	44	Chief Executive Officer, President and Chairman

Hailan Xu	34	Chief Financial Officer

Kai Chen	48	Vice President and Director

Junfeng Liang	49	Vice President and Director

Junbao Liang	46	Director

Gongsheng Ji	44	Vice President and Director

Long Qin. Mr. Qin has been our Chairman, CEO and President since February 5, 2008. Mr. Qin worked as the general manager of Tizong Rubber Company in Qingdao from 1990 to 1998. Mr. Qin became the Chairman of F.T.Z. Sentaida after he founded the company in 2000. In the last eight years, under Mr. Qin’s leadership, the Company has grown from one single line of business in natural rubber trading to today’s world-wide marketing and distribution of both rubber and tires.

hailan Xu. Ms. Xu has been our Chief Financial Officer since May 5, 2008. Since August 2007, Ms. Xu has been a Senior Assistant to Mr. Junbao Liang, our director and former Chief Financial Officer. Prior to that, Ms. Xu was the Chief Financial Supervisor in Bahrfuss Yacht Company Limited Qingdao Branch from October 2005 to July 2007. From February 2003 to December 2004, Ms. Xu was employed as a part-time accountant for Auckland Stock House in New Zealand. Ms. Xu holds a Bachelor’s degree in Accountancy from Massey University in New Zealand.

kai chen. Mr. Chen became our Vice President on February 5, 2008. Mr. Chen graduated from Beijing Foreign Studies University in 1983 with a major in International Trade. Before joining Company in 2006, he served as President of Aeon Holdings Co. in Hong Kong for four years. Prior to that, Mr. Chen held several senior managerial positions in different international companies, which include SinoChem, where he had served as General Manager for Eastern China Branch for 12 years and led the branch to generate RMB 3 billion of annual sales in 2000.

Junfeng liang. Mr. Liang became our Vice President on February 5, 2008. He joined F.T.Z. Sentaida in 2002 and founded Qingdao Sentaida with Mr. Qin in 2004. Before Mr. Liang joined the Company, he worked as Sales Manager in Weihai Triangle Tire Co, one of the largest tire-makers in China, for nine years. From 1980 to 1993, Mr. Liang served as Sales Manager at Tai'an City Merchant Supply Company.

junbao liang. Mr. Liang became our Chief Financial Officer on February 5, 2008. Mr. Liang is a Certified Senior Accountant and he graduated from Tianjin University with an MBA degree in 1996. Mr. Liang served as Chief Financial Officer of the Company from December 2002 to February 5, 2008. Prior to that, he had worked as Chief Accountant and CFO at Weihai Triangle Tire Co. for eight years. From 1988 to 1994, Mr. Liang was a manager in the Finance Department of Ningyang Fertilizer Factory in Ningyang County, Shandong Province. Mr. Liang resigned as our Chief Financial Officer on May 5, 2008 when Ms. Xu was appointed as our new Chief Financial Officer.

Gongsheng Ji. Mr. Ji became our Vice President on February 5, 2008. Mr. Ji graduated  from Fudan University with a major in Economics. Before he joined the Company in 2004, he had worked as General Manager of the Rubber Division of SinoChem International Trading Group for nine years. Prior to that, Mr. Ji worked as Division Manager at Qingdao Light & Chemical Industrial Company from 1984 to 1995.

There are no agreements or understandings for any of our executive officers or director to resign at the request of another person and no officer or director is acting on behalf of, nor will any of them act at the direction of, any other person.

Directors are elected until their successors are duly elected and qualified.

Board Composition and Committees

The board of directors is currently composed of five members, Mr. Long Qin, Mr. Kai Chen, Mr. Gongsheng Ji, Mr. Junfeng Liang and Mr. Junbao Liang. All Board action requires the approval of a majority of the directors in attendance at a meeting at which a quorum is present. We intend to increase the size of our board of directors in the future but have not determined the approximate time to take such action.

We currently do not have standing audit, nominating or compensation committees. Our sole director handles the functions that would otherwise be handled by each of the committees. We intend, however, to establish an audit committee, a nominating committee and a compensation committee of the board of directors as soon as practicable. We envision that the audit committee will be primarily responsible for reviewing the services performed by our independent auditors, evaluating our accounting policies and our system of internal controls. The nominating committee would be primarily responsible for nominating directors and setting policies and procedures for the nomination of directors. The nominating committee would also be responsible for overseeing the creation and implementation of our corporate governance policies and procedures. The compensation committee will be primarily responsible for reviewing and approving our compensation and benefit policies, including compensation of executive officers.

Our board of directors has not made a determination as to whether any member of our board is an audit committee financial expert. Upon the establishment of an audit committee, the board will determine whether any of the directors qualify as an audit committee financial expert.

Family Relationships

Except with respect to Mr. Junfeng Liang and Mr. Junbao Liang, there are no family relationships among our director or officers. Junfeng Liang, our Vice President and Director is the brother of our Director, Junbao Liang.

Section 16(A) Beneficial Ownership Reporting Compliance

Under U.S. securities laws, directors, certain executive officers and persons holding more than 10% of our common stock must report their initial ownership of the common stock, and any changes in that ownership, to the SEC. The SEC has designated specific due dates for these reports. Based solely on our review of copies of such reports filed with the SEC by and written representations of our sole director and executive offers, we believe that our directors and executive offers filed the required reports on time in 2008 fiscal year.

Code of Ethics

We have not yet adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. We intend to adopt a code of ethics within the next twelve months.

item 11 Executive Compensation

Summary Compensation Table – 2007 and 2008

The following table sets forth information concerning all compensation awarded to, earned by or paid to the following persons for services rendered in all capacities during 2007 and 2008. Kevin Halter, Jr. was our former director, Chief Executive Officer and President and Long Qin is our current Chief Executive Officer, President and Chairman, who became our Chief Executive Officer upon the resignation of Mr. Halter on February 5, 2008 when we completed the reverse acquisition of Zhongsen International. No other executive officers received total compensation in excess of $100,000 in either fiscal year.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Total ($)
Kevin Halter, Jr., Director, CEO and President (1)	2007	-	-	-	-
	2008	-	-	-	-

Long Qin, Chairman, CEO, and President (2)	2007	25,714	-	-	25,714
	2008	25,714	-	-	25,714

_____________________________

(1)     Mr. Halter resigned from all offices he held with us on February 5, 2008 and from his position as our director in February 2008. Mr. Halter did not receive any compensation for his services in 2007 and 2008 because the Company was not operating at the time he served as Chief Executive Officer.

(2)     On February 5, 2008, we acquired Zhongsen International in a reverse acquisition transaction that was structured as a share exchange. In connection with that transaction, Mr. Qin became our Chief Executive Officer and President. Prior to the effective date of the reverse acquisition, Mr. Qin served F.T.Z. Sentaida as president. The compensation shown in this table includes the amount Mr. Qin received from F.T.Z. Sentaida prior to the consummation of our reverse acquisition of F.T.Z. Sentaida on February 5, 2008.

Employment Agreements

Mr. Long Qin has a verbal employment agreement with the Company and his salary is paid by F.T.Z Sentaida on behalf of the Company. Mr. Long Qin’s annual salary is $25,714.

Mr. Kai Chen has a verbal employment agreement with the Company and his salary is paid by F.T.Z Sentaida on behalf of the Company. Mr. Kai Chen’s annual salary is $25,714.

Mr. Junbao Liang has a verbal employment agreement with the Company and his salary is paid by F.T.Z Sentaida on behalf of the Company. Mr. Junbao Liang’s annual salary is $17,142.

Mr. Gongsheng Ji has signed a long-term employment agreement with F.T.Z Sentaida and the term of the employment agreement is 7 years. Mr. Ji’s employment agreement provides for an annual salary of approximately $25,714.

Mr. Junfeng Liang has signed a long-term employment agreement with Qingdao Sentaida and the term of the employment agreement is 4 years. Mr. Liang’s employment agreement provides for an annual salary of approximately $25,714.

Ms. Hailan Xu has signed a long-term employment agreement with Sentaida Tire Co., Ltd and the term of the employment agreement is 5 years. Ms. Xu’s employment agreement provides for an annual salary of approximately $14,630.

Outstanding Equity Awards at Fiscal Year End

There was no unexercised option, stock that has not vested or equity incentive plan award for any named executive officer as of December 31, 2008.

Director Compensation

Except for the fixed compensation we pay to our directors listed in below table, we did not pay any additional fees in 2008 for attending scheduled and special meetings of our board of directors. In addition, we have no standard arrangement pursuant to which any director is compensated for his services in such capacity. However, we do reimburse our directors for reasonable travel expenses related to attendance at board of director meetings. In the future, when independent directors are appointed to our board, we may adopt a policy of paying independent directors for their services as independent directors. Compensation that Mr. Long Qin, our Chairman and Chief Executive Officer, received for his services as a director is reflected in the summary compensation table above.

Director	Compensation for their service in 2008 (US$)

Kai Chen	25,714
Junfeng Liang	25,714
Gongsheng Ji	25,714
Junbao Liang	17,142

ITEM 12    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our common stock as of March 30, 2009 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group.

Unless otherwise specified, the address of each of the persons set forth below is in care of Sentaida Tire Company Limited, No. 177 Chengyang Section, 308 National Highway, Danshan Industrial Area, Qingdao, China, 266109.

Name & Address of Beneficial Owner	Office, If Any	Title of Class	Amount & Nature of Beneficial Ownership(1)	Percent of Class(2)
Officers and Directors

Long Qin	CEO, President, and Chairman	Common Stock $0.001 par value	23,010,000	88.5%
Hailan Xu	Chief Financial Officer and Treasurer	Common Stock $0.001 par value	0	*
Kai Chen	Vice President and Director	Common Stock $0.001 par value	0	*
Junfeng Liang	Vice President and Director	Common Stock $0.001 par value	0	*
Gongsheng Ji	Vice President and Director	Common Stock $0.001 par value	0	*
Junbao Liang	Director	Common Stock $0.001 par value	0	*
All officers and directors as a group (6 persons named above)		Common Stock $0.001 par value	23,010,000	88.5%

* Less than 1%

1Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

2A total of 26,000,000 shares of our common stock as of March 30, 2009 are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1). For each beneficial owner above, any options or warrants exercisable within 60 days have been included in the denominator.

Changes in Control

There are no arrangements known to us, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 13  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Transactions with Related Persons

The following includes a summary of transactions since the beginning of the last fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds $120,000, and in which any related person had or will have a direct or indirect material interest (other than compensation described under “Executive Compensation”). For additional information about the transactions, see Note 4, “Related Party Transactions” to the consolidated financial statements included elsewhere in this annual report.

Related party transactions:	Year ended	Year ended
	December 31, 2008	December 31, 2007
Sentaida Rubber Co., Ltd.	$52,244,308	$3,239,900
Sentaida International Inc.	$31,069,042	$56,311,820
Nanjing Sentaida Tire Co., Ltd	$2,256,092	$5,501,159

Qingdao Sentaida Rubber Co. Ltd., or Sentaida Rubber, is a subsidiary of Sentaida Group Ltd., which previously owned 51% of the shares of Qingdao Sentaida and F.T.Z. Sentaida before Qingdao Sentaida and F.T.Z. Sentaida were acquired by Zhongsen International. The transaction with Sentaida Rubber was approximately $52 million in 2008.

Nanjing Sentaida Tire Company Limited, or Nanjing Sentaida, is a related party of the Company through one top management member in Nanjing Sentaida’s management team, Mr. Junfeng Liang, one of our directors. The transaction with Nanjing Sentaida was approximately $2.3 million in 2008.

Sentaida International is a wholly-owned subsidiary of Sentaida Group, in which Mr. Long Qin, our chief executive officer, owns 76% of Sentaida Group’s shares. The transaction with Sentaida International was approximately $31.1 million in 2008.

Except as set forth in our discussion above, none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates, which are required to be disclosed pursuant to the rules and regulations of the SEC.

Promoters and Certain Control Persons

We did not have any promoters at any time during the past five fiscal years.

Director Independence

We currently do not have any independent directors, as the term “independent” is defined by the rules of the Nasdaq Stock Market.

item 14 Principal Accountant Fees and Services

The following is a summary of the fees billed to the Company by Bernstein & Pinchuk LLP for professional services rendered for the fiscal years ended December 31, 2008 and 2007:

	2008 ($)	2007 ($)
Audit fees(1)	75,000	75,000
Audit-related fees	30,000	30,000
Tax fees(2)	0	0
All other fees	0	0
Total	105,000	105,000

_________

(1)

Consists of fees billed for the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.

(2)	Consists of fees billed for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our Board to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our Board pre-approved the audit service performed by Bernstein & Pinchuk LLP for our consolidated financial statements as of and for the year ended December 31, 2008.

     Part iv

Item 15 Exhibits, Financial Statements Schedules.

(a)     The following documents are filed as part of this report:

(1)	Financial Statement are set forth beginning on page F-1 of the Report

	Report of Independent Registered Public Accounting Firm	F-1

	Consolidated Balance Sheets	F-2

	Consolidated Statements of Operations	F-3

	Consolidated Statements of Stockholders’ Equity	F-4

	Consolidated Statements of Cash Flows	F-5

	Notes to Consolidated Statements	F-6

(2)

Financial Statement Schedules: All Schedules are omitted because the information called for is not applicable, is not required, or because the financial information is set forth in the financial statements or notes thereto.

(3)	Exhibits

Exhibits (including those incorporated by reference)

Exhibit No.	Description
3.1	Certificate of Incorporation of the Company [Incorporated by reference to Exhibit 3.1 of the Form 10-KSB filed on August 15, 2006 in Commission file number 0-52142]
3.2	Bylaws of the Company [Incorporated by reference to Exhibit 3.2 of the Form 10-KSB filed on August 15, 2006 in Commission file number 0-52142].
10.1

Share Purchase Agreement, between the Company and Zhongsen International, dated October 26, 2007 [Incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed on October 29, 2007 in Commission file number 0-52142].

10.2

Employment Agreement, dated November 29, 2007, between Gongsheng Ji and the Company [Incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K/A filed on April 29, 2008].**

10.3

Employment Agreement, dated November 20, 2007, between Junfeng Liang and the Company [Incorporated by reference to Exhibit 10.3 to the registrant’s current report on Form 8-K/A filed on April 29, 2008].**

10.4	English Summary of Maximum Amount Guarantee Agreement, dated December 15, 2008, between Qingdao Free Trading Zone Sentaida International Trade Co., Ltd and Bank of China Shandong Branch *
10.5	English Summary of Maximum Amount Guarantee Agreement, dated March 21, 2008, between Qingdao Free Trading Zone Sentaida International Trade Co., Ltd and China Citic Bank Qindao Branch *
10.6	English Summary of Maximum Amount Guarantee Agreement, dated August 29, 2008, between Qingdao Free Trading Zone Sentaida International Trade Co., Ltd and Shenzhen Development Bank *
10.7	English Summary of Maximum Amount Guarantee Agreement, dated March 21, 2008, between Qingdao Free Trading Zone Sentaida International Trade Co., Ltd and China Citic Bank Qindao Branch *
10.8	English Translation of Settlement Agreement, dated December 31, 2008, among Sentaida Tire Company Limited, Sentaida Rubber Co. Ltd. and Dongsen Tire Co., Ltd .*
21	A description of the subsidiaries of the registrant [Incorporated by reference to Exhibit 21 to the registrant’s current report on Form 8-K/A filed on April 29, 2008].
31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Filed herewith.

** Represents management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sentaida Tire Company Limited

By: /s/Long Qin
Long Qin
Chief Executive Officer

Date: March 30, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company in the capacities and on the dates indicated.

Each person whose signature appears below hereby authorizes Long Qin as attorneys-in-fact to sign on his behalf, individually, and in each capacity stated below, and to file all amendments and/or supplements to this annual report on Form 10-K.

Signature	Capacity	Date
/s/ Long Qin Long Qin	President and Chief Executive Officer (Principal Executive Officer)	March 30, 2009
/s/ Hailan Xu Hailan Xu	Chief Financial Officer and Treasurer(Principal Financial Officer and Principal Accounting Officer)	March 30, 2009
/s/ Kai Chen Kai Chen	Vice President and Director	March 30, 2009
/s/Junfeng Liang Junfeng Liang	Vice President and Director	March 30, 2009
/s/ Junbao Liang Junbao Liang	Director	March 30, 2009
/s/ Gongsheng Ji Gongsheng Ji	Vice President and Director	March 30, 2009

EXHIBITS

Exhibit No.	Description
3.1	Certificate of Incorporation of the Company [Incorporated by reference to Exhibit 3.1 of the Form 10-KSB filed on August 15, 2006 in Commission file number 0-52142]
3.2	Bylaws of the Company [Incorporated by reference to Exhibit 3.2 of the Form 10-KSB filed on August 15, 2006 in Commission file number 0-52142].
10.1

Share Purchase Agreement, between the Company and Zhongsen International, dated October 26, 2007 [Incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K filed on October 29, 2007 in Commission file number 0-52142].

10.2

Employment Agreement, dated November 29, 2007, between Gongsheng Ji and the Company [Incorporated by reference to Exhibit 10.2 to the registrant’s current report on Form 8-K/A filed on April 29, 2008].**

10.3	Employment Agreement, dated November 20, 2007, between Junfeng Liang and the Company [Incorporated by reference to Exhibit 10.3 to the registrant’s current report on Form 8-K/A filed on April 29, 2008].**
10.4	English Summary of Maximum Amount Guarantee Agreement, dated December 15, 2008, between Qingdao Free Trading Zone Sentaida International Trade Co., Ltd and Bank of China Shandong Branch *
10.5	English Summary of Maximum Amount Guarantee Agreement, dated March 21, 2008, between Qingdao Free Trading Zone Sentaida International Trade Co., Ltd and China Citic Bank Qindao Branch *
10.6	English Summary of Maximum Amount Guarantee Agreement, dated August 29, 2008, between Qingdao Free Trading Zone Sentaida International Trade Co., Ltd and Shenzhen Development Bank *
10.7	English Summary of Maximum Amount Guarantee Agreement, dated March 21, 2008, between Qingdao Free Trading Zone Sentaida International Trade Co., Ltd and China Citic Bank Qindao Branch *
10.8	English Translation of Settlement Agreement, dated December 31, 2008, among Sentaida Tire Company Limited, Sentaida Rubber Co. Ltd. and D ongsen Tire Co., Ltd.*
21	A description of the subsidiaries of the registrant [Incorporated by reference to Exhibit 21 to the registrant’s current report on Form 8-K/A filed on April 29, 2008].
31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certifications of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

*Filed herewith

** Represents management contract or compensatory plan or arrangement.

To the Board of Directors and Stockholders of

Sentaida Tire Company Limited

We have audited the accompanying consolidated balance sheet of Sentaida Tire Company Limited (“the Company”) as of December 31, 2008 and 2007 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Bernstein & Pinchuk LLP

New York, New York
March 26, 2009

SENTAIDA TIRE COMPANY LIMITED

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	Audited	Audited
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,993,277	$2,108,631
Restricted cash	27,997,804	8,534,135
Notes receivable	2,481,867	1,738,286
Accounts receivable, net	8,817,863	18,957,856
Accounts receivable-related party	26,497,077	28,907,450
Bad debt allowance	(2,319,514)
Loan receivable-related party	26,837,094	2,601,253
Inventories, net	14,445,231	10,384,620
Other receivables	24,231,649	8,681,783
Prepayments and other assets	1,396,902	6,448,517
Total Current Assets	135,379,250	88,362,531

RELATED PARTIES RECEIVABLES (NON CURRENT)	--	28,967,410

PROPERTY, PLANT & EQUIPMENT, net	6,227,484	5,812,963

INVESTMENT	26,510	46,486

DEFERRED TAX ASSETS	579,879	--
Allowance of deferred tax assets	(579,879)	--
	6,253,994	5,859,449
	$141,633,244	$123,189,390

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Short term borrowings	$78,477,372	$55,505,353
Notes payable	27,214,468	16,174,239
Accounts payable	9,307,408	21,121,952
Accounts payable-related party	1,434	440,461
Loan payable-related party	904,094	4,624,175
Other payables and accruals	1,837,698	1,740,015
Income tax payable	2,180,007	1,990,003
Other taxes payable	--	69,345
Other liabilities	374,780	274,715
Advance from customers	3,544,642	1,964,681
Total Current Liabilities	123,841,903	103,904,939

Contingent liability-fair value for guarantee	733,181

STOCKHOLDERS' EQUITY
Common stock-authorized 100,000,000 shares, $0.001
par value; issued and outstanding 26,000,000 shares and
25,090,000 shares	26,000	25,090
Appropriated retained earnings	1,339,207	1,254,002
Unappropriated retained earnings	13,139,344	16,513,120
Accumulated other comprehensive income	2,553,609	1,492,239
Total Stockholders' Equity	17,058,160	19,284,451
	$141,633,244	$123,189,390

See accompanying notes to consolidated financial statements

SENTAIDA TIRE COMPANY LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2008	2007
	Audited	Audited
REVENUES
Sales	$269,272,815	$329,922,722
Commissions and other	462,851	2,331,556
	269,735,666	332,254,278
COSTS AND EXPENSES
Cost of sales	253,938,227	311,152,343
Freight charges	3,257,861	6,588,423
Selling Expenses	3,547,814	3,105,633
General and Administrative Expenses	4,152,558	1,054,595
	264,896,460	321,900,994
INCOME FROM OPERATIONS	4,839,206	10,353,284

OTHER INCOME (EXPENSES)
Miscellaneous income (expense)	118,277	106,002
Interest expense (net)	(8,055,797)	(3,822,435)
	(7,937,520)	(3,716,433)
INCOME BEFORE INCOME TAXES	(3,098,314)	6,636,851

PROVISION FOR INCOME TAXES	189,347	472,964
NET (LOSS) INCOME	(3,287,661)	6,163,887
OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation gain (loss)	1,084,605	(173,468)
Unrealized loss from investment	(23,235)	--
COMPREHENSIVE (LOSS) INCOME	$(2,226,291)	$5,990,419

(LOSS)EARNINGS PER COMMON SHARE:
Basic and Diluted	(0.13)	0.25

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	25,903,033	25,090,000
Basic and Diluted

See accompanying notes to consolidated financial statements

SENTAIDA TIRE COMPANY LIMITED
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2008

						Accumulated
				Appropriated	Unappropriated	Other
		Common	Paid-in	Retained	Retained	Comprehensive	Stockholders'
	Shares	Stock	Capital	Earnings	Earnings	Income	Equity

Balance at December 31, 2006	--	$--	$3,050,556	$1,143,165	$10,483,368	$699,706	$15,376,796

Common share outstanding	25,090,000	25,090	--	--	--	--	25,115,090

Paid-in capital		--	(3,050,556)	--	(23,299)	--	(3,073,855)

Net income		--	--	110,837	6,053,051	--	6,163,887

Foreign currency translation		--	--	--	--	792,533	792,533

Balance at December 31, 2007	25,090,000	$25,090	--	$1,254,002	$16,513,120	$1,492,239	$19,284,451

Common share outstanding	910,000	910	--	(910)	--	--	--

Net income		--	--	86,115	(3,373,776)	--	(3,287,661)

Foreign currency translation		--	--	--	--	1,084,605	1,084,605)

Unrealized loss from investment		--	--	--	--	(23,235)	(23,235)
Balance at December 31, 2008	26,000,000	$26,000	--	$1,339,207	$13,139,344	$2,553,609	$17,058,160

See accompanying notes to consolidated financial statements

SENTAIDA TIRE COMPANY LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2008	2007
	Audited	Audited

CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss) Income	$(3,287,661)	$6,163,887
Adjustments to reconcile net (loss) income to net cash
provided (used)by operating activities:
Depreciation	728,057	697,822
Bad Debt Expenses	2,319,514	--
Fair value of guarantee charged to operations	733,181	--
Changes in operating assets and liabilities
Notes receivable	(611,480)	1,824,022
Accounts receivable	11,282,828	388,007
Accounts receivable-related party	15,743,570	(32,126,222)
Inventories	(3,277,667)	(1,558,875)
Other receivables	(14,393,574)	(3,859,320)
Prepayments and other assets	3,864,261	(3,317,446)
Notes payable	9,743,811	2,691,668
Accounts payable	(13,079,398)	10,488,102
Accounts payable-Related party	(439,027)	1,748,789
Other payables and accruals	1,176,006	753,143
Income tax payable	190,004	1,604,840
Other taxes payable	(216,846)	59,325
Other liabilities	(682,984)	137,181
Advances from customers	2,181,043	(645,049)
Net Cash Provided (Used) by Operating Activities	11,973,640	(14,950,126)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	(746,830)	(975,287)
Net change in due from related parties	(24,235,841)	--
Increase in restricted cash	(18,864,933)	(861,406)
Investment	--	(38,811)
Net Cash Used by Investing Activities	(43,847,604)	(1,875,504)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in borrowings from related parties	15,976,129	--
Net change in short term borrowings	19,077,889	16,879,106
Common shares issued	--	(3,048,765)
Net Cash Provided by Financing Activities	35,054,018	13,830,341

Effect of exchange rate changes on cash	(295,409)	792,532

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,884,645	(2,202,757)
CASH AND CASH EQUIVALENTS, beginning of year	2,108,632	4,311,388
CASH AND CASH EQUIVALENTS, end of year	$4,993,277	$2,108,631

SUPPLEMENTAL DISCLOSURES
Interest paid	$8,227,088	$4,044,917
Income taxes paid	$184,257	$118,654
Non cash financing activities in 2008 consit of offseting loans from
related parties through a trade account for	$19,696,210	$-

See accompanying notes to consolidated financial statements

SENTAIDA TIRE COMPANY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business and Summary of Significant Accounting Policies:

Organization

“RUB A DUB SOAP INC.” (“RUBD”), a Nevada corporation, has changed its name to “Sentaida Tire Company Limited”, effective on July 3, 2008.

We are a holding company and did not engage in any active operations before and after the reverse acquisition transaction with Zhongsen International Company Group Limited, or Zhongsen International, completed on February 5, 2008. All of Zhongsen International’s stocks were acquired by Sentaida Tire Company Limited (“Sentaida Tire”) in exchange for 25,090,000 shares of Sentaida Tire’s common stock. The acquisition is reverse acquisition transaction and has been accounted for as a recapitalization effected by a share exchange. Zhongsen International is considered as the acquirer for accounting and financial reporting purposes and Sentaida Tire as acquired entity. The assets and liabilities of the acquired entity have been brought forward at their book value and no goodwill has been recognized.

We only operate through Zhongsen International’s wholly-owned subsidiaries: Qingdao Free-Trading Zone Sentaida International Trade Company Limited (“F.T.Z. Sentaida”), Qingdao Sentaida Tires Co., Limited (“Qingdao Sentaida”) and Zhongsen Holdings Co., Limited (“Zhongsen Holdings”). Both F.T.Z. Sentaida and Qingdao Sentaida are companies incorporated under the Laws of People’s Republic of China, and Zhongsen Holdings is incorporated in the British Virgin Islands under the International Business Company Act (Cap.291).

Nature of Business

We primarily engage in the global marketing and distribution of tires and rubber without any tire manufacturing operations.  We are one of the largest integrated tire and rubber marketers and distributors in China. Our business scope can be generally divided into three main business divisions: rubber import and distribution, tire export, and tire domestic wholesale and retail, which generated approximately 57%, 21% and 22% of its consolidated net sales respectively for the year ended December 31, 2008. We position ourselves as an intermediary between international rubber producers and Chinese tire manufacturers and as an active marketer of tires for the tire manufacturers in the very fragmented replacement tire market. We aim to become a major player in the world tire and rubber market through steady organic growth, expansion into new markets, entry into the retail service market and an acquisition strategy.

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

SENTAIDA TIRE COMPANY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business and Summary of Significant Accounting Policies (Continued):

Reclassification

Certain amounts in the 2007 financial statements have been reclassified to conform to the current financial statement presentation with no impact on previous reported net income or stockholder’s equity. The related party receivables in previous presentation were reclassified as accounts receivable-related party and loan receivable-related party. Related party payables were reclassified as accounts payable-related party and loan payable-related party on current presentation. Taxes payable was reclassifies as income tax payable and other taxes payable; advance from customers was taken out from other liabilities showing as separate item line on current balance sheet. Commission, rebates and insurance were reclassified into selling expenses on current statements of operations. Approximately $29 million of non-current related party receivables was reclassified as current in 2008 due to the repayment method changed (see notes 4 related parties’ transactions for detailed information relating to the change)

Use of Estimates

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

1. Nature of Business and Summary of Significant Accounting Policies (Continued):

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

In the consolidated net sales, the concentration of risk mainly comes from the customers of F.T.Z. Sentaida and Zhongsen Holdings. The top ten third-party customers accounted for approximately 37% and 55% of the consolidated net sales for the year ended December 31, 2008 and 2007, respectively.

Accounts receivable

Accounts receivable are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts, as needed.

The top ten of our customers accounted for 92% and 85% of the accounts receivable as of December 31, 2008 and 2007. As of December 31, 2008, the top one customer accounted for 23% of the accounts receivable; the second and the third largest customers represented 15% and 14%, respectively. All these trade receivables were without any collateral. 60% of accounts receivable-related party at December 31, 2008 represents receivables from a single company Sentaida International.

Allowance for doubtful accounts

The Company would provide an allowance for doubtful accounts to ensure that accounts receivable and other receivables are not overstated due to any uncollectible accounts. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing receivables. The Company determines the allowance based on aging data, historical collection experience, customer specific facts and economic conditions. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Based on management’s evaluation of the customers’ ability to make payment, the probability of inability to pay is low; therefore, the Company did not make any allowance for doubtful accounts. However, for the receivables from related party, we made a provision for bad debt of $2,319,514 as of December 31, 2008.

SENTAIDA TIRE COMPANY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business and Summary of Significant Accounting Policies (Continued):

Inventories

For Qingdao Sentaida, inventories consist primarily of automotive tires, wheels, automotive service accessories and related products. Inventories are valued at the lower of cost (computed in accordance with the weighted average method) or market. The Company performs periodic assessments to determine the existence of obsolete, slow-moving and non-saleable merchandise. If any, this merchandise would be sold on discount or returned to vendors at discount in exchange for other merchandise relatively easier to sell. However, based on management’s experience and assessments, the level of obsolete and slow-moving merchandise was very low and we believe there is no need to have an allowance for obsolescence. Terms with a majority of the Company’s tires vendors allow return of tires products, within limitations, specified in their supply agreements. The inventory of Qingdao Sentaida as of December 31, 2008 was approximately $11.3 million.

For Zhongsen Holdings and F.T.Z. Sentaida, the inventories for rubber and tires are stated at the lower of cost (computed in accordance with the first-in-first-out method) or market. There was no inventory kept in Zhongsen Holdings, while F.T.Z. Sentaida maintains inventory at minimum level. Management adjusts the inventory level based on the fluctuation of the demand for rubber. As of December 31, 2008, the inventory of rubber in F.T.Z. Sentaida was approximately $3.1 million.

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

1. Nature of Business and Summary of Significant Accounting Policies (Continued):

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

Goodwill and Other Intangible Assets

Under SFAS No. 142 “Goodwill and Other Intangible Assets,” goodwill and intangible assets with indefinite lives are no longer amortized, but are tested for impairment annually and more frequently in the event of an impairment indicator. SFAS No.142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives, and reviewed whenever events or circumstances indicate impairment may exist.

Foreign currency translation

The functional currency of the Company is Chinese Yuan (RMB) and their reporting currency is U.S. dollar. Consolidated balance sheet accounts are translated into U.S. dollars at the period-end exchange rate and all revenue and expenses are translated into U.S. dollars at the average exchange rate prevailing during the periods in which these items arise. Translation gains and losses are deferred and accumulated as a component of other comprehensive income in the shareholders’ equity section of the balance sheet. Foreign currency translation exchange rate for balance sheet was RMB6.8346=$1 and RMB6.9480=$1 for statement of operations and comprehensive income.

Exchange transaction gains and losses that arise from exchange rate fluctuations affecting transactions denominated in a currency other than the functional currency are included in the statement of operation as incurred.

The foreign currency translation gain included in other comprehensive income in the year ended December 31, 2008 was $1,084,605 and a loss of $(173,468) in the year ended December 31, 2007.

SENTAIDA TIRE COMPANY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business and Summary of Significant Accounting Policies (Continued):

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

For certain financial instruments, including cash, current accounts receivable, other receivables, related party receivables and payables, accounts payable, other payables and accruals, and short term debt, it is assumed that the carrying amounts approximate fair value because of the near term maturities of such obligations. The carrying value of revolving credit facility approximates their fair value due to the variable rate of interest paid. For long-term debt, the carrying amount is assumed to approximate fair value based on the current rates at which the Company could borrow funds with similar terms.

Vendor Rebates

The Company receives rebates from its vendors under a number of different programs. Many of the vendor programs provide for the Company to receive rebates when any of a number of measures are achieved, generally related to the volume of purchases. These rebates are accounted for as a reduction to the price of the product, which reduces the carrying value of inventory. Throughout the reporting periods, the amount recognized for yearly rebates is based on purchases that management considers probable for the periods. These estimates are continually revised to reflect rebates earned based on actual purchase level.

Customer Rebates

The Company offers rebates to its customers under a number of different programs. The majority of these programs provide for the customers to receive rebates when certain measures are achieved£¬generally related to the volume of product purchased from the Company. The amount of rebates is recorded in the form of a reduction to the related accounts receivable balance based on the actual level of purchases made by customers that participate in the rebate programs.

Income Taxes

The Company accounts for its income taxes under the provisions of SFAS No. 109 “Accounting for Income Taxes.” This statement requires the use of the asset and liability method of accounting for deferred income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes and any operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided to reduce the amount of deferred tax asset if it is considered more likely than not that some portion, or all of the deferred tax assets will not be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

SENTAIDA TIRE COMPANY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business and Summary of Significant Accounting Policies (Continued):

Legal and Tax Proceedings

The Company is involved occasionally in lawsuits as well as audits and reviews regarding its state and local tax filings, arising out of the ordinary conduct of its business. Although no assurances can be given, management does not expect that any of these matters will have a material adverse effect on the Company’s financial statements. As to tax filings, the Company believes that the various tax filings such as income tax, stamp duty, business tax and value-added tax etc. have been made timely and in accordance with applicable national, regional and local tax code requirements. Appropriate payments have been made of all taxes due.

Product warranty

The tires that F.T.Z. Sentaida and Qingdao Sentaida sell are guaranteed directly by the manufacturers against defects in manufacturing and workmanship. F.T.Z. Sentaida and Qingdao Sentaida are not accountable to customers. In respect of rubber imported, the F.T.Z. Sentaida has insurance coverage for the quality. Therefore, the Company does not make provisions for warranty.

For Qingdao Sentaida, although it has no responsibility for defects in quality or workmanship of the tires, it serves as agent for making damage claims against manufacturers on behalf of its customers. Qingdao Sentaida may compensate customers first, either by replacing the tires or by a cash refund, and then, will get reimbursement from manufacturers or suppliers in tires or cash. Approximately $0.6 million of tires returned by customers was included in the value of inventory as of December 31, 2008.

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

2. Cash and Restricted cash

Restricted cash consists of collateral for letters of credit, notes payable and deposits in foreign currency; usually the deposit terms are within 90 days, although some are up to six months. The restricted cash was approximately $28 million as of December 31, 2008.

SENTAIDA TIRE COMPANY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.    Property and Equipment

The following table represents the property and equipment at December 31, 2008 and 2007:

	2008(US$)	2007(US$)
Office Equipment	78,325	68,155
Machinery and Equipment	3,161,480	2,311,800
Computer	76,885	65,050
Vehicle	163,369	152,659
Building	4,857,199	4,495,222
Total property and equipment at cost	8,337,258	7,092,886
Less---accumulated depreciation	2,109,774	1,279,923
Property and equipment (net)	6,227,484	5,812,963

Depreciation expense was approximately $0.8 million in fiscal year 2008 and 2007, respectively. Depreciation expense was included in selling, general and administrative expense in the consolidated statements of operations.

A commercial real property with a cost of $2.9 million was bought under a personal mortgage of three employees of Sentaida Rubber Co. Ltd. The advance payment of about $1.5 million was paid by the Company and another $1.4 million of mortgage is amortized every month under the name of the three employees by Sentaida Rubber. There are agreements among the three employees, the Company and Sentaida Rubber, which clearly indicate that the three employees are just nominal owners of the property and nominal bearers of the mortgage and the company is the real owner of the property. All the rights and obligations related to the property are assumed by the Company and the property is used by the Company without payment of additional consideration to the nominal owners. The Company made the advance payment but Sentaida Rubber is currently making the mortgage payments, which will be reimbursed by the Company later. The interest on the mortgage is floating and it is based on 130% of the annual prime rate of Construction Bank of China. Therefore, the mortgage’s remaining balance was based on the year 2008’s prime rate, 7.83% plus 30%, which is equivalent to the annual effective rate of 10.179%.

The required unpaid principal on this mortgage are:

Year	Amount
2009	$101,579
2010	$101,579
2011	$101,579
2012	$101,579
2013	$101,579
2014—November 2015	$194,693

SENTAIDA TIRE COMPANY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Related Party Transactions

The Company has mutually beneficial, longstanding arrangements with certain related parties set forth below. Related party sales including $29.5 million from Sentaida International were approximately $33.3 million, which accounted for 12% of the Company’s net sales in the year ended December 31, 2008. In year 2007, related party sales were approximately $63.9 million, 19.2% of the Company’s net sales.

One of the Company’s related parties, Qingdao Sentaida Rubber Co. Ltd., or Sentaida Rubber, is a subsidiary of Sentaida Group Ltd., which previously owned 51% of the shares of Qingdao Sentaida and F.T.Z. Sentaida before Qingdao Sentaida and F.T.Z. Sentaida were acquired by Zhongsen International. The Company has a longstanding arrangement with Sentaida Rubber to purchase products on their behalf, in exchange for an 8% commission on the sale of such products by Sentaida Rubber. Amounts due from Sentaida Rubber were 31 million, 68% of the related party receivable, as of December 31, 2008. Sentaida Rubber had planed to transfer its land and buildings to the Company to offset the amounts owned to the Company. This repayment plan was cancelled due to the following reasons: 1) Sentaida Rubber is domestic company and Sentaida Tire is foreign invested company. Land and buildings transferring between the two companies must get the approval from the relevant governmental agencies, the process is time consuming. 2) Those land and buildings were used as collateral by Sentaida Rubber to get bank loan in 2008. Dongsen Tires Company Limited, or Dongsen, is related to the Company through one top management member (Mr. Junfeng Liang), who also takes a part in Dongsen’s decision making. As of December 31, 2008, the Company borrowed approximately $19.7 million from Dongsen for its working capital turnover. On December 31, 2008, Sentaida Rubber, Dongsen and the Company had signed an agreement, which states that Sentaida Rubber will repay all the debt that the Company owed to Dongsen to offset equivalent amounts that Sentadia Rubber owed to the Company. As result of the agreement, the receivables from Sentaida Rubber were approximately $12 million as of December 31, 2008 and the amounts owed to Dongsen by the Company were eliminated on consolidated base. Based on the management’s assessment, we recognized $2,319,514 bad debt expenses on receivables from Sentaida Rubber.

LQJ Global Tire, or LQJ, is another related party, as it is a wholly-owned subsidiary of Sentaida Group Ltd. On December 1, 2007, Sentaida Group Ltd. authorized the transfer of LQJ’s tire business operation into Sentaida International Inc., which is also a wholly-owned subsidiary of Sentaida Group Ltd. Sentaida International Inc. has assumed all the LQJ’s liabilities related its operation before the operation integrated into Sentaida International. LQJ and Sentaida International Inc. accounted for nearly 93% of the related party sales, and about 60% of the related party receivables in the year ended December 31, 2008. The sales to LQJ and Sentaida International Inc. are normal business transactions and the documents are released against acceptance with a maturity of 90 days (D/A 90 days). The short-term debt to LQJ and Sentaida International was approximately $14.3 million as of December 31, 2008, accounted for 53% of the related party loan receivable. The short-term debt was interest free.

Nanjing Sentaida Tire Company Limited, or Nanjing Sentaida, is a related party of the Company through one top management member in Nanjing Sentaida’s management team, Mr. Junfeng Liang, one of our directors. It accounted for 7% of the related party sales in the year ended December 31, 2008, which were normal business transactions. Accounts receivable from Nanjing Sentaida was approximately $68,703 as of December 31, 2008. Nanjing Sentaida will be closed and deregistered in March 2009.

Sentaida Group Ltd. is related to the Company through Mr. Qin (the Company’s Chief Executive Officer), who owns 76% of Sentaida Group Ltd.’s shares. Amounts due from Sentaida Group Ltd. were approximately $7.5 million and accounted for 28% of the loan receivables-related party as of December 31, 2008, which were short-term debt without interest.

SENTAIDA TIRE COMPANY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Related Party Transactions (Continued)

Sentaida Second-hand Vehicle Trading Company Ltd. was a subsidiary of Sentaida Group and related to the Company through Mr. Qin (Chief Executive officer). The short-term debt to it was $3.7 million, 14% of loan receivables-elated party, for its working capital turnover without interest charged.

Delinte Logistic Company Limited, or Delinte Logistic, is a subsidiary of Sentaida Group Ltd. The short-term debt payable to Delinte Logistic was approximately $0.2 million without interest or any other charges, which accounted for 25% of the related party loan payable as of December 31, 2008.

Meilun Tires Company Limited, or Meilun, is related to the Company through Mr. Junfeng Liang, one top management member of the Company. The short-term debt borrowed from Meilun as of December 31, 2008 was $0.5 million without interest and any other charges.

5. Notes Receivable

Notes receivable were approximately $2.5 million and $1.7 million as of December 31, 2008 and 2007, respectively. These notes are due within six months and no interest or additional amounts are required to be received. Approximately $2.4 million of the notes receivable was discounted but not due as of December 31, 2008.

6. Other receivables

Other receivables were approximately $24.2 million and $8.7 million as of December 31, 2008 and 2007, respectively. Other receivable from TBC Holdings Co. Ltd was approximately $16.5 million, Zhaoyuan Liao Rubber Products Co. Ltd was approximately $2.3 million without interest charged, YuHeng Tire Co. Ltd. was approximately $2.6 million which repaid in February 2009, and Shandong Yongtai Chemical & Industrial Co. Ltd was approximately $1.4 million without interest charged. There four companies totally accounted for 94% of other receivables.

7. Deferred tax assets

As of December 31, 2008, the Company had an operating loss of $3,287,661 which will expire in year 2014. Realization of the deferred tax assets depends on generating sufficient taxable income in the future. Based on the current forecast, the management believes there is no sufficient income in future years and so no relevant deferred tax assets are recognized.

As of December 31, 2008, we had deferred tax assets of approximately $0.6 million resulted from provision of bad debt we recognized. Based on management’s assessment, the possibility of the realization of deferred tax assets in the future year was low. Therefore, we also made a valuation allowance for deferred tax assets of $0.6 million.

8. Investment

The Company invested $49,746 in Greatwall Fund and the market value for these short-term investments was approximately $26,510 as of December 31, 2008. The decrease in value was reflected in accumulated other comprehensive income.

SENTAIDA TIRE COMPANY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Short Term Borrowings

The Company’s total amount of revolving credit line as of December 31, 2008 was approximately $121.6 million. The outstanding import bill advance, export bill purchase, documents against payment and documents against acceptance were approximately $78.1 million in total and credit available to use was approximately $43.5 million. Corresponding financial charges are based on the interest rate defined in each individual contract between the Company and the banks. In general, the interest rate for import bill advances and export bill purchases is based on the average of three months LIBOR plus approximately 3%. The finance charge for opening a letter of credit is approximately 0.1%; finance charges for documents against payment and documents against acceptance are at a rate fluctuating around 0.1%. The letters of credit negotiation charge is at 0.125%.

The obligations of credit are guaranteed by Qingdao Sentaida, Sentaida Group Ltd, Sentaida Rubber Co. Ltd., and Kaiyang Import and Export Company Limited and Shandong Yongtai Chemical Co. Ltd, who were two of the Company’s strategic business partners. Some of the obligations also bear the personal guarantee of stockholders of Sentaida Group, such as Mr.Qinlong, the Company’s Chairman of the Board and CEO. The agreements with banks contain covenants which restrict the Company’s ability to incur additional debt, enter into guarantees, make loans and investments, and modify certain material agreements, and other customary covenants. The Company has not violated any of the covenants in the reporting periods.

10. Notes Payable

Notes payable were approximately $27.2 million and $16.2 million. Notes payable usually were due within six months with no interest charge. Bank acceptance was approximately $21.3 million and commercial acceptance was approximately $5.9 million as of December 31, 2008. Restricted cash for notes payable as of December 31, 2008 was about $12.9 million.

11. Accounts Payable

Accounts payable was approximately $9.3 million and $21.1 million as of December 31, 2008 and 2007, respectively. Substantially all these amounts were payable to F.T.Z. Sentaida and Qingdao Sentaida’s normal business suppliers and usually were due within six months without interest or any other charges. The accounts payable to Great Ocean Ltd was approximately $3.2 million, Zhaoyuan Liao Rubber Products Co., Ltd were about $1.4 million, about $0.8 million to PT. Bintang Gasing Persad and Qingdao Meikesen Trading Co. Ltd, respectively. Accounts payable to these four companies accounted for approximately 67% of consolidated accounts payable.

12. Income tax payable

According to the Corporate Income Tax Law of the People’s Republic of China (“the new CIT Law”), the new applicable income tax rate of our Chinese subsidiaries was 25%, which is effective from January 1, 2008. The company makes tax provision and tax payment quarterly, and the tax settlement for the whole year is made before the end of April of the following year. Income tax payable was about $2.2 million as of December 31, 2008.

SENTAIDA TIRE COMPANY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.Guarantee

The Company issued a guarantee for two third party companies’ bank credit facility. At the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee is recognized in the consolidated balance sheet. The fair value of the guarantee was reassessed at each balance sheet date by a qualified third party appraiser.

The fair value of guarantee obligation as of December 31, 2008 is as follows:

Guarantee offered to	Value
Shandong Yongtai Chemical & Industrial Co., Ltd.	$380,271
Qingdao Kaiyang Imports & Exports Co., Ltd.	$352,910

The maximum amount guaranteed by us is approximately $28.7 million in total for the two companie’s bank credit facilities. The credit facilities that the banks offered to these two companies are all of the nature of trade finance, like revolving credit facilities. When the two companies defaulted their repayment obligations the banks have absolute rights to require the Company to perform the repayment obligations. The maximum potential amount of future payments (undiscounted) we could be required to make is approximately $28.7 million. However, we believe that the possibility to perform the guarantee obligation is far remote because the two companies have ability to perform their repayment obligation and both of them have good bank credit records.

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

The appropriation to such reserve is made at year-end based on the net income for the year. The appropriated returned earnings were approximately $1.3 million as of December 31, 2008.

SENTAIDA TIRE COMPANY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In the reverse acquisition closed on February 5, 2008, Zhongsen International’s total outstanding 10,000 shares acquired by Sentaida Tire Co., Ltd in exchange for 25,090,000 shares, representing 96.5%, of Sentaida Tire’s common stock (26,000,000 outstanding shares in total) with par value at $0.001 per share.

16. Freight Charges

Freight charges, which include freight and miscellaneous charges such as port fees, goods handling charges, customs duty and goods loading and unloading charges, etc. were approximately $3.3 million and $6.5 million for the year ended December 31, 2008 and 2007, respectively.

17. Interest Expense

Interest expense for discounting notes, short-term debt for working capital turnover, trading finance, and miscellaneous financial charges, such as fee for issuing letter of credit and bank charges etc, are all included in interest expenses. Interest expense for trade finance was approximately $4.7 million; interest expense for discounting notes was approximately $2.2 million, interest expense for short-term borrowings was approximately $0.4 million and other miscellaneous financial charges were approximately $0.9 million.

18. Income tax reconciliation

December 31, 2008
Loss before income taxes	$ (3,098,314)
Enacted income tax rate	25%
Computed expected income tax expenses	(774,579)
Non-taxable income	(545,503)
Unrecognized tax benefit from loss carry forward	1,509,429
Actual income tax expenses	$ 189,347