Form 10-Q
period 2009-03-31
SENTAIDA TIRE CO LTD
filed 2009-05-14
CIK 1169138

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2009

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________
Commission File Number: 000-52142

SENTAIDA TIRE COMPANY LIMITED

(Exact name of registrant as specified in its charter)

Nevada	84-1609495
(State or other jurisdiction of incorporation	(I.R.S. Empl. Ident. No.)
or organization)

No. 177 Chengyang Section
308 National Highway
Danshan Industrial Area
Qingdao, China 266109

(Address of principal executive offices, Zip Code)

(86) 532-8779-8726

--------------------------------------------------
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X   No __

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes___ No __

     Indicate by check mark whether the registrant is a larger accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller Reporting Company	X
(Do not check if a smaller reporting company)

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes___ No _X_

     The number of shares outstanding of each of the issuer’s classes of common equity, as of May 12, 2009 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.001 par value	26,000,000

PART I
FINANCIAL INFORMATION

SENTAIDA TIRE COMPANY LIMITED

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2009	2008
	Unaudited	Audited
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$7,762,616	$4,993,277
Restricted cash	42,812,269	27,997,804
Notes receivable	90,948	2,481,867
Accounts receivable	7,193,534	8,817,863
Accounts receivable-related party	28,111,599	26,497,077
Allowance for bad debts	(2,319,514)	(2,319,514)
Loan receivable-related party	25,936,064	26,837,094
Inventories, net	10,122,879	14,445,231
Other receivables	26,044,212	24,231,649
Prepayments and other assets	5,137,329	1,396,902
Total Current Assets	150,891,936	135,379,250

PROPERTY, PLANT & EQUIPMENT, net	5,996,408	6,227,484

INVESTMENT	34,164	26,510

	6,030,572	6,253,994
	$156,922,508	$141,633,244

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Short term borrowings	$77,172,424	$78,477,372
Notes payable	41,764,801	27,214,468
Accounts payable	12,935,251	9,307,408
Accounts payable-related party	14,296	1,434
Loan payable-related party	931,423	904,094
Other payables and accruals	2,479,197	1,837,698
Income tax payable	2,251,823	2,180,007
Other liabilities	319,980	374,780
Advance from customers	2,837,670	3,544,642
Total Current Liabilities	140,706,865	123,841,903

Contingent liability-fair value for guarantee	1,748,222	733,181

STOCKHOLDERS' EQUITY
Common stock-authorized 100,000,000 shares, $0.001
par value; issued and outstanding 26,000,000 shares	26,000	26,000
Appropriated retained earnings	1,339,207	1,339,207
Unappropriated retained earnings	10,649,158	13,139,344
Accumulated other comprehensive income	2,453,056	2,553,609
Total Stockholders' Equity	14,467,421	17,058,160
	$156,922,508	$141,633,244

See notes to consolidated financial statements

SENTAIDA TIRE COMPANY LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2009	2008
	Unaudited	Unaudited
REVENUES
Sales	$29,647,586	$67,241,880
Commissions and other	67,817	137,626
	29,715,403	67,379,506
COSTS AND EXPENSES
Cost of sales	27,426,707	62,959,455
Freight charges	1,071,150	777,370
Selling Expenses	666,524	799,940
General and Administrative Expenses	1,327,687	204,991
	30,492,068	64,741,756
INCOME (LOSS) FROM OPERATIONS	(776,665)	2,637,750

OTHER INCOME (EXPENSES)
Interest expense (net)	(1,696,047)	(1,534,308)
	(1,696,047)	(1,534,308)
INCOME (LOSS) BEFORE INCOME TAXES	(2,472,712)	1,103,442

PROVISION FOR INCOME TAXES	17,474	137,569
NET (LOSS) INCOME	(2,490,186)	965,873
OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation loss	(108,207)	(36,814)
Unrealized gain from investment	7,654	--
COMPREHENSIVE (LOSS) INCOME	$(2,590,739)	$929,059

EARNINGS PER COMMON SHARE:
Basic and Diluted	(0.10)	0.04

WEIGHTED AVERAGE OF COMMON SHARES
OUTSTANDING	26,000,000	25,610,000

See notes to consolidated financial statements

SENTAIDA TIRE COMPANY LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2009	2008
	Unaudited	Unaudited
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss) Income	$(2,490,186)	$965,873
Adjustments to reconcile net (loss) income to net cash
provided (used)by operating activities:
Depreciation	204,106	226,946
Fair value of guarantee charged to operations	1,015,041	--
Changes in operating assets and liabilities
Notes receivable	2,389,677	122,374
Accounts receivable	1,622,130	(68,408)
Accounts receivable-related party	(3,362,825)	(6,918,226)
Inventories	4,318,215	(4,995,061)
Other receivables	(1,816,663)	(1,952,375)
Prepayments and other assets	(3,742,954)	444,232
Notes payable	14,550,826	672,333
Accounts payable	3,628,445	(3,347,124)
Accounts payable-related party	12,861	10,073,836
Other payables and accruals	641,642	(912,961)
Income tax payable	71,816	--
Other liabilities	(50,854)	434,252
Advances from customers	(706,071)	(150,482)
Net Cash Provided (Used) by Operating Activities	16,285,206	(5,404,791)

CASH FLOWS FROM INVESTING ACTIVITIES
Sale (purchase) of fixed assets	25,717	(41,968)
Net collection from related parties	901,030	--
Increase in restricted cash	(14,819,790)	(2,085,576)
Investment	--	(1,932)
Net Cash Used by Investing Activities	(13,893,043)	(2,129,476)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings from related parties	1,765,314	--
(Payment) proceed in short term borrowings	(1,290,021)	18,957,661
Net Cash Provided by Financing Activities	475,293	18,957,661

Effect of exchange rate fluctuation on cash	(98,117)	635,119

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,769,339	12,058,513
CASH AND CASH EQUIVALENTS, beginning of period	4,993,277	2,108,631
CASH AND CASH EQUIVALENTS, end of period	$7,762,616	$14,167,144

SUPPLEMENTAL DISCLOSURES
Interest paid	$1,549,441	$1,553,846
Income taxes paid	$-	$8,607
Non cash activity on offseting accounts receivable-related party
by loan payable-related party	$1,738,094	$-

See notes to consolidated financial statements

SENTAIDA TIRE COMPANY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Business and Summary of Significant Accounting Policies:

Organization

Sentaida Tire Company Limited ("the Company") is a holding company and did not engage in any active operations before and after the reverse acquisition transaction with Zhongsen International Company Group Limited, or Zhongsen International completed on February 5, 2008. We only operate through Zhongsen International’s wholly-owned subsidiaries: Qingdao Free-Trading Zone Sentaida International Trade Company Limited (“F.T.Z. Sentaida”), Qingdao Sentaida Tires Limited (“Qingdao Sentaida”) and Zhongsen Holdings Co., Limited (“Zhongsen Holdings”). Both F.T.Z. Sentaida and Qingdao Sentaida are companies incorporated under the Laws of People’s Republic of China, and Zhongsen Holdings is incorporated in the British Virgin Islands under the International Business Company Act (Cap.291).

Nature of Business

We primarily engage in the global marketing and distribution of tires and rubber without any tire manufacturing operations. We are one of the largest integrated tire and rubber marketers and distributors in China. Our business scope can be generally divided into three main business divisions: rubber import and distribution, tire export, and tire domestic wholesale and retail, which generated approximately 38%, 24% and 38% of our consolidated net sales respectively for the first quarter ended March 31, 2009. We position ourselves as an intermediary between international rubber producers and Chinese tire manufacturers and as an active marketer of tires for the tire manufacturers in the very fragmented replacement tire market. We aim to become a major player in the world tire and rubber market.

Principles of Consolidation

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. Before the reverse acquisition of Zhongsen International, RUBD had “zero” equity; and after the acquisition, RUBD has not had any operations and has not incurred any expenses. Therefore, the accompanying consolidated financial statements include the accounts of Zhongsen International and its wholly-owned subsidiaries.

Reclassification

Certain amounts in the 2008 financial statements have been reclassified to conform to the current financial statement presentation with no impact on previous reported net income or stockholder’s equity. Commission, rebates and insurance were reclassified into selling expenses on current statements of operations.

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

In the consolidated net sales, the concentration of risk mainly comes from the customers of F.T.Z. Sentaida and Zhongsen Holdings. The top ten third-party customers accounted for approximately 26% and 58% of the consolidated nest sales for the first quarter ended March 31, 2009 and 2008, respectively.

Accounts receivable

Accounts receivable are recorded at net realizable value consisting of the carrying amount less an allowance for uncollectible accounts, as needed.

The top ten of our customers accounted for 67% of accounts receivable as of March 31, 2009. The top one accounted for 27% of the accounts receivable, the second customer accounted for 9% of the accounts receivable, and the third one accounted for 7% of the accounts receivable. All these trade receivables were without any collateral. 27% of accounts receivable-related party at March 31, 2009 represents receivables from a single company Sentaida International.

Allowance for doubtful accounts

The Company would provide an allowance for doubtful accounts to ensure that accounts receivable and other receivables are not overstated due to any uncollectible accounts. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing receivables. The Company determines the allowance based on aging data, historical collection experience, customer specific facts and economic conditions. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Based on management’s evaluation of the customers’ ability to make payment, the probability of inability to pay is low; therefore, the Company did not make any allowance for doubtful accounts. However, for the receivables from related party, we have an allowance for bad debts of $2,319,514 as of March 31, 2009.

SENTAIDA TIRE COMPANY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business and Summary of Significant Accounting Policies (Continued):

Inventories

For Qingdao Sentaida, inventories consist primarily of automotive tires, wheels, automotive service accessories and related products. Inventories are valued at the lower of cost (computed in accordance with the weighted average method) or market. The Company performs periodic assessments to determine the existence of obsolete, slow-moving and non-saleable merchandise. If any, this merchandise would be sold on discount or returned to vendors at discount in exchange for other merchandise relatively easier to sell. However, based on management’s experience and assessments, the level of obsolete and slow-moving merchandise was very low and we believe there is no need to have an allowance for obsolescence. Terms with a majority of the Company’s tires vendors allow return of tires products, within limitations, specified in their supply agreements. The inventory of Qingdao Sentaida as of March 31, 2009 was approximately $8.6 million.

For Zhongsen Holdings and F.T.Z. Sentaida, the inventories for rubber and tires are stated at the lower of cost (computed in accordance with the first-in-first-out method) or market. There was no inventory kept in Zhongsen Holdings, while F.T.Z. Sentaida maintains inventory at minimum level. Management adjusts the inventory level based on the fluctuation of the demand for rubber. As of March 31, 2009, the inventory of rubber in F.T.Z. Sentaida was approximately $1.5 million.

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

Throughout the reporting period, management has reviewed the carrying value of long-term fixed assets for impairment when events or circumstances indicate possible impairment. All items are reviewed at least annually.  Management has concluded that the estimated future cash flows anticipated to be generated during the remaining life of these assets support their current net carrying value, thus, no impairment charges have been recorded for such periods.

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

Foreign currency translation

The functional currency of the Company is Chinese Yuan (RMB) and their reporting currency is U.S. dollar. Consolidated balance sheet accounts are translated into U.S. dollars at the period-end exchange rate and all revenue and expenses are translated into U.S. dollars at the average exchange rate prevailing during the periods in which these items arise. Translation gains and losses are deferred and accumulated as a component of other comprehensive income in the shareholders’ equity section of the balance sheet. Foreign currency translation exchange rate for balance sheet was RMB6.8359=$1 and RMB6.8381=$1 for statement of operations and comprehensive income.

Exchange transaction gains and losses that arise from exchange rate fluctuations affecting transactions denominated in a currency other than the functional currency are included in the statement of operation as incurred.

The foreign currency translation loss included in other comprehensive income was $(108,207) in the first quarter ended March 31, 2009.

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

Customer Rebates

The Company offers rebates to its customers under a number of different programs. The majority of these programs provide for the customers to receive rebates when certain measures are achieved, and generally related to the volume of product purchased from the Company. The amount of rebates is recorded in the form of a reduction to the related accounts receivable balance based on the actual level of purchases made by customers that participate in the rebate programs.

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

For Qingdao Sentaida, although it has no responsibility for defects in quality or workmanship of the tires, it serves as agent for making damage claims against manufacturers on behalf of its customers. Qingdao Sentaida may compensate customers first, either by replacing the tires or by a cash refund, and then, will get reimbursement from manufacturers or suppliers in tires or cash. Approximately $0.5 million of tires returned by customers was included in the value of inventory as of March 31, 2009.

Freight

For the customers to whom the Company offers CIF sales terms, the Company recognizes freight included in the price as revenue and meanwhile, the freight paid to common carriers is recognized as expense. Non-CIF customers’ terms are “freight collect”.

Advertising

Almost all cost relating to advertising and promotion for different brands of tires the Company sells are provided for and assumed by tire manufacturers. The Company usually does not bear these costs but would expense them, if and when incurred.

2. Cash and Restricted cash

Restricted cash consists of collateral for letters of credit, notes payable and deposits in foreign currency; usually the deposit terms are within 90 days, although some are up to six months. The restricted cash was approximately $42.8 million as of March 31, 2009.

SENTAIDA TIRE COMPANY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Related Party Transactions

The Company has mutually beneficial, longstanding arrangements with certain related parties set forth below. Related party sales in the first quarter ended March 31, 2009 were approximately $3.9 million, which was all from Sentaida International. Related party sales accounted for approximately 13% of the consolidated net sales in each of the first quarters of 2009 and 2008, respectively.

One of the Company’s related parties, Qingdao Sentaida Rubber Co. Ltd., or Sentaida Rubber, is a subsidiary of Sentaida Group Ltd., which previously owned 51% of the shares of Qingdao Sentaida and F.T.Z. Sentaida before Qingdao Sentaida and F.T.Z. Sentaida were acquired by Zhongsen International. The Company has a longstanding arrangement with Sentaida Rubber to purchase products on their behalf, in exchange for an 8% commission on the sale of such products by Sentaida Rubber. Amounts due from Sentaida Rubber were 30.8 million, 55% of the related party accounts receivable as of March 31, 2009. Sentaida Rubber had planed to transfer its land and buildings to the Company to offset the amounts owned to the Company. This repayment plan was cancelled due to the following reasons: 1) Sentaida Rubber is domestic company and Sentaida Tire is foreign invested company. Land and buildings transferring between the two companies must get the approval from the relevant governmental agencies, the process is time consuming. 2) Those land and buildings were used as collateral by Sentaida Rubber to get bank loan in 2008. Dongsen Tires Company Limited, or Dongsen, is related to the Company through one top management member (Mr. Junfeng Liang), who also takes a part in Dongsen’s decision making. As of March 31, 2009, the Company borrowed approximately $21.4 million from Dongsen for its working capital turnover. On March 31, 2009, Sentaida Rubber, Dongsen and the Company had re-signed an agreement, which states that Sentaida Rubber will repay all the debt that the Company owed to Dongsen to offset equivalent amounts that Sentadia Rubber owed to the Company. As result of the agreement, the receivables from Sentaida Rubber were approximately $7.1 million as of March 31, 2009 and the amounts owed to Dongsen by the Company were eliminated on consolidated base. Based on the management’s assessment, bad debt allowance of $2,319,514 was provided on receivables from Sentaida Rubber and the bad debt expense was recognized in fiscal year 2008’s income statement.

LQJ Global Tire, or LQJ, is another related party, as it is a wholly-owned subsidiary of Sentaida Group Ltd. On December 1, 2007, Sentaida Group Ltd. authorized the transfer of LQJ’s tire business operation into Sentaida International Inc., which is also a wholly-owned subsidiary of Sentaida Group Ltd. Sentaida International Inc. has assumed all the LQJ’s liabilities related to its operation before the operation integrated into Sentaida International. LQJ and Sentaida International Inc. accounted for nearly all of the related party sales. The sales to LQJ and Sentaida International Inc. are normal business transactions and the documents are released against acceptance with a maturity of 90 days (D/A 90 days). Sentaida International accounted for 27% of the related party receivables. The short-term debt to LQJ and Sentaida International was approximately $15.7 million as of March 31, 2009, accounted for 61% of the related party loan receivable. The short-term debt was interest free.

Sentaida Group Ltd. is related to the Company through Mr. Qin (the Company’s Chief Executive Officer), who owns 76% of Sentaida Group Ltd.’s shares. Amounts due from Sentaida Group Ltd. were approximately $5.1 million and accounted for 27% of the loan receivables-related party as of March 31, 2009, which was short-term debt without interest.

Sentaida Second-hand Vehicle Trading Company Ltd. was a subsidiary of Sentaida Group and related to the Company through Mr. Qin (Chief Executive officer). The short-term debt to it was $3.7 million, 20% of loan receivables-related party, for its working capital turnover without interest charged.

Delinte Logistic Company Limited, or Delinte Logistic, is a subsidiary of Sentaida Group Ltd. The short-term debt payable to Delinte Logistic was approximately $0.2 million without interest or any other charges, which accounted for 24% of the related party loan payable as of March 31, 2009.

Meilun Tires Company Limited, or Meilun, is related to the Company through Mr. Junfeng Liang, one top management member of the Company. The short-term debt borrowed from Meilun as of March 31, 2009 was approximately $0.5 million without interest and any other charges. It accounted for 53% of the related party loan payable.

SENTAIDA TIRE COMPANY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Other receivables

Other receivables were approximately $26 million as of March 31, 2009. Other receivable from TBC Holdings Co. Ltd was approximately $14.9 million, approximately $3.6 million were from Tianjun Detaihang International Trade Co., Ltd., approximately $2.3 million was from Zhaoyuan Liao Rubber products Co. Ltd., and Shandong Yongtai Chemical & Industrial Co. Ltd was approximately $1.4 million. The four companies totally accounted for 85% of other receivables.

5. Prepayments and other assets

Prepayments were approximately $5.1 million as of March 31, 2009, in which there was approximately $0.9 million of prepayments to F.T.Z. Sentaida’s suppliers, and approximately $4.2 million was prepaid to Sentaida Tires’ suppliers.

6. Investment

The Company invested $49,737 in Greatwall Fund and the market value for these short-term investments was $34,164 as of March 31, 2009. The accumulated decrease in value of $15,573 was reflected in accumulated other comprehensive income.

7. Short Term Borrowings

The Company’s total amount of revolving credit line as of March 31, 2009 was approximately $114.8 million. The outstanding import bill advance, export bill purchase, documents against payment and documents against acceptance were approximately $77.2 million in total and credit available to use was approximately $37.6 million. Corresponding financial charges are based on the interest rate defined in each individual contract between the Company and the banks. In general, the interest rate for import bill advances and export bill purchases is based on the average of three months LIBOR plus approximately 4%. The finance charge for opening a letter of credit is approximately 0.1%; finance charges for documents against payment and documents against acceptance are at a rate fluctuating around 0.1%. The letters of credit negotiation charge is at 0.125%.

The obligations of credit are guaranteed by Qingdao Sentaida, Sentaida Group Ltd, Sentaida Rubber Co. Ltd., and Kaiyang Import and Export Company Limited and Shandong Yongtai Chemical Co. Ltd, which the latter two are the Company’s strategic business partners. Some of the obligations also bear the personal guarantee of stockholders of Sentaida Group, such as Mr.Qinlong, the Company’s Chairman of the Board and CEO. The agreements with banks contain covenants which restrict the Company’s ability to incur additional debt, enter into guarantees, make loans and investments, and modify certain material agreements, and other customary covenants. The Company has not violated any of the covenants in the reporting periods.

SENTAIDA TIRE COMPANY LIMITED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Notes Payable

Notes payable were approximately $41.8 million as of March 31 2009. Notes payable usually are due within six months with no interest charge. Bank acceptance was approximately $35.9 million and commercial acceptance was approximately $5.9 million as of March 31, 2009. Restricted cash for notes payable as of March 31, 2009 was approximately $23.1 million.

9. Guarantee

The Company issued a guarantee for three third party companies’ bank credit facilities. At the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee is recognized in the consolidated balance sheet. The fair value of the guarantee was reassessed at each balance sheet date.

The fair value of guarantee obligation as of March 31, 2009 is as follows:

Guarantee offered to	Value
Shandong Yongyai Chemical & Industrial Co., Ltd.	$ 412,452
Qingdao Kaiyang Imports & Exports Co., Ltd.	$ 914,103
Shandong Huitong Tire Co., Ltd.	$ 421,667
$1,748,222

The maximum amount guaranteed by us is approximately $31.6 million in total for the three companies’ bank credit facilities. The credit facilities that the banks offered to these companies are all of the nature of credit facility of trade finance, like revolving credit facilities. If any of the three companies default on its repayment obligations, the applicable banks have absolute rights to require the Company to perform the repayment obligations. The maximum potential amount of future payments (undiscounted) we could be required to make is approximately $31.6 million. However, we believe that the possibility to perform the guarantee obligation is far remote because these three companies have ability to perform their repayment obligation and all of them have good bank credit records.

10. Freight Charges

Freight charges, which include freight and miscellaneous charges such as port fees, goods handling charges, customs duty and goods loading and unloading charges, etc. were approximately $1.1 million and $0.8 million for the first quarter ended March 31, 2009 and 2008, respectively.

11. Financial Expenses

Interest expense for discounting notes, short-term debt for working capital turnover, trading finance, and miscellaneous financial charges, such as fee for issuing letter of credit and bank charges etc, are all included in interest expenses. Interest expense for trade finance was approximately $31,128 and $0.9 million in the first quarter 2009 and 2008, respectively. Interest expense for discounting notes was approximately $0.3 million and $0.4 million in the first quarter 2009 and 2008, respectively. Interest expense for short-term borrowings was approximately $1.2 million and $58,263 in the first quarter 2009 and 2008, respectively; and other miscellaneous financial charges were approximately $0.3 million and $0.2 million in the first quarter 2009 and 2008, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

This Quarterly Report on Form 10-Q, including the following “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and that a number of risks and uncertainties could cause actual results of the Company to differ materially from those anticipated, expressed or implied in the forward-looking statements. The words “believe”, “expect”, “anticipate”, “project”, “targets”, “optimistic”, “intend”, “aim”, “will” or similar expressions are intended to identify forward-looking statements. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. Risks and uncertainties that could cause actual results to differ materially from those anticipated include risks related to new and existing products; any projections of sales, earnings, revenues, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; uncertainties related to conducting business in China; any statements of belief or intention; any of the factors and risks mentioned in the “Risk Factors” sections of our Annual Report on Form 10-K for the year ended December 31, 2008 and subsequent SEC filings. The Company assumes no obligation and does not intend to update any forward-looking statements, except as required by law.

Use of Terms

Except as otherwise indicated by the context, references in this report to:

•	“We,” “us,” or “our,” and the “Company” are references to the combined business of Sentaida Tire Company Limited, a Nevada corporation, and its wholly-owned subsidiary, Zhongsen International, along with Zhongsen International’s wholly-owned subsidiaries, F.T.Z. Sentaida, Zhongsen Holdings, and Qingdao Sentaida;

•	“Zhongsen International” refers to Zhongsen International Company Group Limited, a corporation formed under the laws of Hong Kong;

•	“F.T.Z. Sentaida” refers to Qingdao (F.T.Z.) Sentaida International Trade Co. Ltd., a corporation incorporated in the People’s Republic of China;

•	“Qingdao Sentaida” refers to Qingdao Sentaida Tires Co., Ltd, a corporation incorporated in the People’s Republic of China;

•	“Zhongsen Holdings” refers to Zhongsen Holdings Co., Ltd., a British Virgin Islands company;

•	“China” and “PRC” are references to the People’s Republic of China and references to “Hong Kong” are to the Hong Kong Special Administrative Region of China;

•	“BVI” refers to the British Virgin Islands;

•	“RMB” refers to Renminbi, the legal currency of China;

•	“U.S. dollar,” “$” and “US$” are references to the legal currency of the United States; and

•	“Securities Act” and “Exchange Act” are references to the Securities Act of 1933, as amended and to the Securities Exchange Act of 1934, as amended, respectively.

Overview of Our Business

We primarily engage in the global marketing and distribution of tires and rubber without any tire manufacturing operations. Our business scope can be generally divided into three main business divisions: rubber import and distribution, tire export, and tire domestic wholesale and retail, which generated approximately 38%, 24% and 38% of our consolidated net sales respectively during the first quarter ended March 31, 2009. We position ourselves as an intermediary between international rubber producers and Chinese tire manufacturers and as an active marketer of tires for the tire manufacturers in the very fragmented replacement tire market. We aim to become a major player in the world tire and rubber market through steady organic growth, expansion into new markets, entry into the retail service market.

Affected by the global economic crisis, we have experienced weak demand both in tire and rubber markets. Revenues from three divisions all reduced dramatically: rubber revenue down 74%, tire export down 48% and domestic tire sales down 20%, respectively during the first quarter ended March 31, 2009 compared with the same period in 2008. We believe the soften industry demand and our weaken sales were due primarily to economic uncertainty, such as fluctuation in raw material prices, inflationary pressure on consumer behavior, lower auto sales and tire demand in overseas markets. We expect these conditions to continue to impact us during the following quarters of 2009.

Provision for Income Taxes

United States: We are subject to United States, or US, federal income tax at a tax rate of 34%. No provision for income taxes in the US has been made, as we had no taxable US income during the first quarter 2009.

British Virgin Islands: Our wholly-owned subsidiary Zhongsen Holdings, was incorporated in the BVI, and under the current laws of the BVI, it is not subject to income taxes.

PRC: In China, the Corporate Income Tax Law and Implementing Rules, or the CIT Laws, impose a unified CIT of 25% on all domestic-invested enterprises and foreign invested entities, unless they qualify under certain limited exceptions. F.T.Z. Sentaida and Qingdao Sentaida are subject income tax at a tax rate of 25%.

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

Results of Operations

Quarter Ended March 31, 2009 Compared to the Quarter Ended March 31, 2008

The following table summarizes the results of our operations during the first quarter ended March 31, 2009 and 2008, and provides information regarding the dollar and percentage increase or (decrease) from the quarter ended March 31, 2008 to the quarter ended March 31, 2009.

	Three Months Ended March 31,			%
	2009	2008	Increase	of
	Unaudited	Unaudited	(Decrease)	Change
	US$	US$
REVENUES
Sales	29,647,586	67,241,880	(37,594,294)	-55.9%
Commissions and other	67,817	137,626	(69,809)	-50.7%
	29,715,403	67,379,506	(37,664,103)	-55.9%
Costs and expenses
Cost of sales	27,426,707	62,959,455	(35,532,748)	-56.4%
Freight charges	1,071,150	777,370	293,780	37.8%
Selling expenses	666,524	799,940	(133,416)	-16.7%
General and administrative expenses	1,327,687	204,991	1,122,696	547.7%
	30,492,068	64,741,756	(34,249,688)	-52.9%
Income/loss from operations	(776,665)	2,637,750	(3,414,415)	-129.4%

Other income (expense)
Interest expense	(1,696,047)	(1,534,308)	(161,739)	10.5%
Other net	(1,696,047)	(1,534,308)	(161,739)	10.5%
Income (loss) before income taxes	(2,472,712)	1,103,442	(3,576,154)	-324.1%
Provision for income taxes (current)	17,474	137,569	(120,095)	-87.3%
Net income (loss)	(2,490,186)	965,873	(3,456,059)	-357.8%
Other comprehensive income
foreign currency translation gain (loss)	(108,207)	(36,814)	(71,393)	193.9%
unrealized loss from investment	7,654	--	7,654	100%
Comprehensive income	(2,590,739)	929,059	(3,519,798)	-378.9%

Revenues:

Our revenues were generated from our business of rubber import and distribution, tire export, and tire domestic wholesale and retail sales. Revenues decreased by approximately $38 million, or 56%, to approximately $29.6 million for the three months ended March 31, 2009 from approximately $67.2 million for the three months ended March 31, 2008.

Revenues significantly declined in all of our business divisions. Net sales in the rubber division declined by approximately $29 million, or 74%, to approximately $11 million during the first quarter of 2009, from approximately $40 million for the same period of 2008. The decline was mainly due to the decrease in the sales volume as a result of low market demand, as many rubber consuming manufacturers (i.e. tire manufacturers) drastically cut their production volume to save costs, mitigate the pressure of capital turnover and reduce the risk accompanying price fluctuations of rubber.

In addition, net sales in the tire export division were approximately $7.2 million during the first quarter of 2009, a decline of approximately $6.1 million, or 48%, from approximately $13.3 million for the same period in 2008. The overall decline in export volume was primarily due to a reduction in demand in overseas market, especially in the American and European markets.

The tire distribution and retail division also decreased by approximately $2.2 million to approximately $11.7 million during the first quarter 2009 from approximately $13.5 million for the same period 2008. The raw material market, especially the rubber market, was unstable in 2008 with a big price fluctuation, which had adverse impact on many tire manufacturers. In order to minimize the risk, many tire manufacturers reduced the production volume and adjusted the sales price frequently. The manufacturer price increase reached the highest level during the forth quarter of 2008; and then continuously dropped down and was relatively stabled during the first quarter 2009. This market condition adversely affected our sales due to the unfavorable inventory cost layer (i.e. the adverse impact from sales of inventory purchased prior to the manufacturer price decreased), and we could not reduce the sales prices immediately after the manufacturer prices decreased, which inevitably reduced our tire sales during the first quarter 2009.

The following table shows the different components comprising our total revenues during the first quarter 2009 and 2008.

Divisions	% of Consolidated Revenues
	Three Months Ended March 31,
	2009	2008
Rubber Import/Distribution	38%	60%
Tire Export	24%	20%
Domestic Tire Distribution and Retail	38%	20%

As the table above indicates, the rubber import and distribution division accounted for an aggregate of 38% and 60% of our revenues in the first quarter 2009 and 2008, respectively. The tire export division accounted for 24% and 20% of our revenues in the first quarter 2009 and 2008, respectively. The tire domestic wholesale and retail division accounted for 38% and 20% of our revenues for the first quarter 2009 and 2008, respectively.

Cost of Sales and Operating Expenses:

Our total costs and operating expenses were approximately $30.5 million in the first quarter 2009, a reduction of approximately $34.2 million, from approximately $64.7 million for the same period 2008. Costs and operating expenses declined due primarily to reductions in cost of good sold, which resulted from the reduction in sales in all of our business divisions.

Cost of sales includes the cost of rubber and tires that the Company purchases from our suppliers. Cost of sales declined by approximately $35.5 million, or 56%, to approximately $27.4 million in the first quarter 2009 from approximately $62.9 million in the same period 2008. This decrease was mainly due to significantly reduced purchases of rubber and tires from our supplier as the market demand for these products declined during the first quarter of 2009.

Average gross profit margin during the first quarter 2009 was 7.5%, increased 1.1% from gross profit margin of 6.4% for the same period 2008. Gross profit margin of rubber division improved to 11% from 2% for the same period 2008. The price of rubber fluctuated with a large range in 2008, from approximately $3,300 per ton to approximately $1,000 per ton. The improved gross margin of rubber division benefited from the sharply decreased purchase price and the unproportionate change of our sales price. We believed the gross margin of 11% was unusual for rubber; it was sequential impact of the fluctuation of global rubber market and we did not expect that we will be able to maintain our gross profit margin of rubber at this level during the following periods.

Operating expenses consist primarily of freight charges, selling expenses, general and administrative expenses. Overall operating expenses were approximately $3.1 million during the first quarter 2009, an increase of approximately $1.3 million, or 72%, from operating expenses of approximately $1.8 million for the same period 2008. The increase was primarily due to an increase in general and administrative expenses and freight charges as explained below. As a percentage of total revenues, total operating expenses accounted for about 10.3% of the total revenues for the first quarter 2009, increased significantly from 2.7% for the same period 2008.

Freight charges: Freight charges increased by approximately $0.3 million, or 38%, to approximately $1.1 million during the first quarter 2009 from approximately $0.8 million for the same period 2008. Some customers who were “freight collect” in previous periods required to be offered with CIF price policy during the first quarter 2009. As a result, we paid the costs and freight to bring the goods to the port of destination.

Selling Expense: Selling expense was approximately $0.7 million during the first quarter 2009, decreased by approximately $0.1 million, or 17%, from approximately $0.8 million for the same period 2008. Due to the difficult market environment, our sales representatives have incurred additional travel expenses during the first quarter of 2009 to visit our suppliers and clients more frequently than before. In addition, we took additional actions to stimulate sales, such as increased promotion and advertisement effort. As a result, although our revenues decreased by 56% during the first quarter 2009, the decrease in selling expenses was not in proportional with the decrease in sales.

Administrative Expenses: Administrative expenses include the costs associated with staff and support personnel who manage our business activities, professional fees paid to third party service providers and the potential loss of guarantees offered to other parties. Our administrative expenses were approximately $1.3 million and $0.2 million during the first quarter 2009 and 2008, respectively. As percentage of revenue, administrative expenses accounted for 4.5% and 0.3% of our total revenues during the first quarter 2009 and 2008, respectively. The dollar increase in the administrative expenses was mainly due to approximately $1 million of potential loss of guarantees offered by the Company. The Company provided guarantees to three third-party companies for certain bank loans in 2009. The fair value of such guarantees was appraised by the management during the first quarter 2009. We recognized the potential loss of approximately $1.0 million in the general and administrative expense as of March 31, 2009 in case of the defaulted repayment to the lending banks by the three companies under the guarantees. Further more, public listing expenditures such as legal fees, accounting professional fees and other consulting fees also increased slightly. We expect our administrative expense will increase in connection with our reporting obligations as a public company.

Interest Expense: Interest expense consists of discounting notes, short-term debt for working capital turnover, trading finance such as import bill advance and export bill purchases, and miscellaneous financial charges, such as fees for issuing letters of credit and bank charges. Interest expense increased by approximately $0.2 million to approximately $1.7 million during the first quarter 2009 from approximately $1.5 million for the same period 2008.The increase in interest expense was due primarily to the increase in revolving credit facilities the Company used during the first quarter of 2009.

Net Income (Loss):

Due to the significant decrease in revenues in all of our business divisions and the increase in our operating expenses, the Company incurred a net loss of approximately $2.5 million during the first quarter of 2009, significantly down 358%, compared with net income of approximately $1.0 million for the same period 2008.

Liquidity and Capital Resources

As of March 31, 2009, we had cash and cash equivalents (excluding restricted cash) of approximately $7.8 million. The following table provides detailed information about our net cash flow:

	Three Months Ended March 31,
	2009	2008
	US$	US$

Cash provided by (used in) operating activities	16,285,206	(5,404,791)
Cash used in investing activities	(13,893,043)	(2,129,476)
Cash provided by financing activities	475,293	18,957,661
Effect of exchange rate change on cash	(98,117)	635,119
Net increase in cash and cash equivalents	2,769,339	12,058,513
Cash and cash equivalents beginning of the period	4,993,277	2,108,631
Cash and cash equivalents ending of the period	7,762,616	14,167,144

Operating Activities

Net cash provided by operating activities was approximately $16.3 million during the first quarter 2009, which was an increase of approximately $21.7 million, from approximately $5.4 million of cash used in operating activities for the same period 2008. The increase of the cash provided by operating activities was primarily due to the decrease in inventory and increase in notes payable and accounts payable. The working capital was approximately $10.2 million as of March 31, 2009, down slightly compared to approximately $11.5 million working capital as of December 31, 2008. The change of working capital was mainly attributable to the increase in current liabilities, especially notes payable and accounts payables.

Investing Activities

Net cash used in investing activities during the first quarter 2009 was approximately $13.9 million, which was an increase of approximately $11.8 million from net cash used in investing activities of approximately $2.1 million for the same period 2008. The increase in cash used in investing activities was primarily due to the increase in restricted cash. The increase in restricted cash was due primarily to the increase in the Company’s notes payable, which usually requires certain percentage of cash deposit as collateral when a note is issued by the Company. Loan receivables-related party consist of loans made to related parties, which will be paid by these related parties in the ordinary course of business. We and certain of our related parties make inter-company loans from time to time in the ordinary course of business. We periodically borrow money from certain of related parties on terms more favorable than those we could obtain from commercial banks and we periodically lend money to certain of our related parties on similar terms.

Financing Activities

Net cash provided by financing activities during the first quarter 2009 was approximately $0.5 million, which was a decrease of approximately $18.5 million from approximately $19 million net cash provided by financing activities for the same period 2008. From the first quarter 2008, the Company increased its bank crediting facility significantly, and then maintained at the then-current level, therefore the comparative figure of net change in short term borrowings was approximately $19 million at the end of the first quarter 2008. Trade finance such as import advances, export purchases, documents against payment, and documents against acceptance constitute most of the Company’s short-term borrowings. In addition, as discussed above, we periodically borrow money from certain of our related parties on more favorable terms. Such loans provide more flexibility for us because they are typically free, or less, interest bearing and it is less time consuming to obtain such loan than to seek commercial bank financing. Nevertheless, we believe that we can obtain adequate commercial bank financing if necessary in lieu of such inter-company loans.

Revolving Credit Facility

The Company’s total amount of revolving credit line as of March 31, 2009 was approximately $114.8 million. The outstanding import bill advance, export bill purchase, documents against payment and documents against acceptance were approximately $77.2 million in total and credit available to use was approximately $37.6 million. Corresponding financial charges are based on the interest rate defined in each individual contract between the Company and the banks. In general, the interest rate for import bill advances and export bill purchases is based on the average of three months LIBOR plus approximately 4%. The finance charge for opening a letter of credit is approximately 0.1%; finance charges for documents against payment and documents against acceptance are at a rate fluctuating around 0.1%. The letters of credit negotiation charge is at 0.125%.

The repayment of the loans are guaranteed by Qingdao Sentaida, Sentaida Group Ltd, Sentaida Rubber Co. Ltd., and Kaiyang Import and Export Company Limited and Shandong Yongtai Chemical Co. Ltd, which the latter two are the Company’s strategic business partners. Some of the loans also bear the personal guarantee of stockholders of the Company, including Mr. Long Qin, the Company’s Chairman of the Board and CEO. The agreements with banks contain covenants which restrict the Company’s ability to incur additional debt, enter into guarantees, make loans and investments, and modify certain material agreements, and other customary covenants. The Company has not violated any of the covenants in the reporting periods.

Depending on our future needs, changes and trends in the capital markets affecting our shares and the Company, we may determine to seek additional equity or debt financing in the private or public markets.

Critical Accounting Policies

Critical accounting policies are those we believe are most important to portraying our financial conditions and results of operations and also require the greatest amount of subjective or complex judgments by management. Judgments and uncertainties regarding the application of these policies may result in materially different amounts being reported under various conditions or using different assumptions. There have been no material changes to the critical accounting policies previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with few exceptions. SFAS 159 also establishes presentation and disclosure requirements to facilitate comparisons between companies that choose different measurement attributes for similar assets and liabilities. The requirements of SFAS 159 are effective for the 2008 fiscal year. We do not believe the adoption SFAS 159 will have a material impact on our consolidated results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51”. SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective for the fiscal year beginning after December 15, 2008. We do not expect the adoption SFAS 160 will have a material impact on our consolidated results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 141 (Revised) “Business Combinations”. SFAS 141 (Revised) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective for the fiscal year beginning after December 15, 2008. The adoption of SFAS 141 does not have material impact on the Company’s financial statements.

On March 19, 2008, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities”. The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of SFAS 161 does not have material impact on the Company’s financial statements.

In May of 2008, the FASB issued Statement No.162, “The Hierarchy of Generally Accepted Accounting Principles.” This statement identifies literature established by the FASB as the source for accounting principles to be applied by entities which prepare financial statements presented in conformity with generally accepted accounting principles (GAAP) in the United States. This statement is effective 60 days following approval by the SEC of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” This statement will require no changes in the Company’s financial reporting practices.

In May of 2008 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No.163, “Accounting for Financial Guarantee Insurance – an interpretation of FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises”.  This statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation.  This statement also clarifies how Statement 60 applies to financial guarantee insurance contracts. This statement is effective for fiscal years beginning after December 15, 2008. This statement has no effect on the Company’s financial reporting.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Seasonality

Our operating results and operating cash flows historically have not been subject to seasonal variations. This pattern may change, however, as a result of new market opportunities or new product introductions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

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

As required by Rule 13a-15 under the Exchange Act, our management, including Mr. Long Qin and Ms. Hailan Xu, our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2009. Based on that evaluation, Mr. Qin and Ms. Xu concluded that as of March 31, 2009, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

Changes in Internal Controls over Financial Reporting

During the first quarter ended March 31, 2009, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the periods covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we may involve in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse affect on our business, financial condition or operating results.

ITEM 1A RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

There is no unregistered sales of equity securities during the three-month period ended March 31, 2009.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.      OTHER INFORMATION.

1.	Guarantee Contracts

It is customary for Chinese companies to provide guarantees on behalf of their business partners in connection with bank loans. During the first quarter 2009, our subsidiary, F.T.Z. Sentaida entered into three guarantee agreements (the “Guarantee Agreements”) with various banks to provide guarantee to Shandong Yongtai Chemical & Industrial Co., Ltd. (“Shandong Yongtai”), Qingdao Kaiyang Imports & Exports Co., Ltd. (“Qingdao Kaiyang”), and Shandong Huitong Tire Co., Ltd. (Shandong Huitong) in connection with their bank loans. Shandong Yongtai and Shandong Huitong are our trading partners, to which we sell natural rubber and from which we purchase their tires. We have no trading relation with Qingdao Kaiyang but Qingdao Kaiyi provides guarantee to our bank loans in an amount of approximately $4 million. The following table sets forth the term of each guarantee agreement and the amount guaranteed by F.T.Z. Sentaida as of March 31, 2009.

Name of the guarantee	Name of the bank	Total amount guaranteed (in U.S. dollars)	Term of the agreement
Qingdao Kaiyang	Shenzhen Development Bank Qingdao Branch	2,925,730	August 28, 2009 to August 27, 2011
Qingdao Kaiyang	Bank of China Shandong Branch	12,600,000	December 5, 2009 to December 4, 2011
Qingdao Kaiyang	China Citic Bank Qingdao Branch	4,388,596	March 21, 2010 to March 20, 2012
Shandong Yongtai	China Minsheng Bank	5,851,461	February 23, 2010 to February 22, 2012
Shandong Huitong	China Citic Bank Jinan Branch	2,925,730	March 13, 2010 to March 12, 2012
Shandong Huitong	Commercial Bank of Laiwu	2,925,730	February 1, 2010 to February 1, 2012

In addition, upon the occurrence of certain events, including but not limited to, the failure of the borrowers to repay the loans timely, the liquidation, dissolution or bankruptcy of the borrowers and the occurrence of events that may materially adversely affect the interests of the banks, the banks have the right to accelerate the repayment, partially or entirely.

The management of the Company has assessed the fair value of the obligations arising from the above financial guarantees. The table below sets forth the respective fair value of guarantee obligations recognized as of March 31, 2009 under FIN 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”

Guarantee	Credit rating	Fair Value
Qingdao Kaiyang	BB	914,103
Shandong Yongtai	CCC	415,452
Shandong Huitong	B	421,667

The foregoing description of the Guarantee Agreements does not purport to be a complete statement of the parties’ respective rights and obligations under these agreements or the transactions contemplated thereby, or a complete explanation of the material terms of thereof. The foregoing description is qualified in its entirety by reference to the Guarantee Agreements attached hereto as Exhibit 10.1 through Exhibit 10.3. and by reference to the Guarantee Agreements attached to the Company’s 10K filed on March 30, 2009 as Exhibit 10.4 through Exhibit 10.7

ITEM 6.      EXHIBITS.

EXHIBITS.

Exhibit	Description
Number

10.1	English Summary of Maximum Amount Guarantee Agreement, dated February 23, 2009, between Qingdao Free Trading Zone Sentaida International Trade Co., Ltd. and China Minsheng Bank

10.2	English Summary of Maximum Amount Guarantee Agreement, dated March 13, 2009, between Qingdao Free Trading Zone Sentaida International Trade Co., Ltd. and China Citic Bank Jinan Branch

10.3	English Summary of Maximum Amount Guarantee Agreement, dated February 1, 2009, between Qingdao Free Trading Zone Sentaida International Trade Co., Ltd. and Commercial Bank of Laiwu

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 14, 2009

SENTAIDA TIRE COMPANY LIMITED

By: /s/ Long Qin
Long Qin
Chief Executive Officer
(Principal Executive Officer)

By: /s/ Hailan Xu
Hailan Xu
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit	Description
Number

10.1	English Summary of Maximum Amount Guarantee Agreement, dated February 23, 2009, between Qingdao Free Trading Zone Sentaida International Trade Co., Ltd. and China Minsheng Bank

10.2	English Summary of Maximum Amount Guarantee Agreement, dated March 13, 2009, between Qingdao Free Trading Zone Sentaida International Trade Co., Ltd. and China Citic Bank Jinan Branch

10.3	English Summary of Maximum Amount Guarantee Agreement, dated February 1, 2009, between Qingdao Free Trading Zone Sentaida International Trade Co., Ltd. and Commercial Bank of Laiwu

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.