Form 10-Q
period 2024-09-30
GIVBUX, INC.
filed 2024-11-19
CIK 1169138

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☐ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended 9/30/24

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________________ to _______________________

Commission File Number: 000-52142

GivBux Inc

Nevada	84-1609495
(I.R.S. Employer Identification No.)

2751 W Coast Hwy Suite 200 Newport Beach CA	92663
(Zip Code)

(1) 844-448-2899

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares	GBUX	OTC Pink Sheet

SEC 1296 (02-23)	Potential persons who are to respond to the collection of information contained in this Form are not required to respond unless the Form displays a currently valid OMB control number.

Umesh Singh CEO

Robert Thompson Director

Michael Arnkvarn Director

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

☐ Yes ☐ No

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

GivBux, Inc

Consolidated Balance sheets

(Unaudited)

	September 30,	December 31,
	2024	2023
Assets
Current assets
Cash	$64,655	$41,870
Prepaid expenses	-	22,770
Other receivable	10,180	10,000
Total current assets	74,835	74,640

Operating lease right of use asset	-	60,357
Total Assets	$74,835	$134,997

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable	$174,296	$174,475
Accrued liabilities	954,113	714,986
Due to related party	3,275	3,275
Notes payable - related parties	980,479	1,026,260
Loans payable, net discount of $0 and 23,904	525,150	398,246
Convertible notes, net discount of $130,506 and $18,070	323,473	145,830
Derivative liabilities	276,286	32,241
Operating lease liabilities - current	-	62,323
Total Current Liabilities	3,237,072	2,557,636

Total Liabilities	3,237,072	2,557,636

Stockholders’ Deficit
Preferred stock: 10,000,000 authorized; $0.001 par value 0 shares issued and outstanding	-	-
Common stock: 100,000,000 authorized; $0.001 par value 94,579,434 shares and 88,579,434 shares issued and outstanding, respectively	94,580	88,580
Additional paid in capital	3,689,447	1,415,447
Subscription received - shares to be issued	60,000	60,000
Accumulated deficit	(7,006,264)	(3,986,666)
Total Stockholders’ Deficit	(3,162,237)	(2,422,639)
Total Liabilities and Stockholders’ Deficit	$74,835	$134,997

See accompanying notes to unaudited consolidated financial statements.

2 of 24

GivBux, Inc

Consolidated Statement of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

Revenue	$257,920	$65,470	$330,319	$130,961
Cost of revenue	142,202	-	142,202	-
Gross profit	115,718	65,470	188,117	130,961

Operating expenses
General and administrative	240,233	113,509	603,363	442,945
Sales and marketing	-	30,000	60,300	90,000
Stock based-compensation -management	-	-	-	37,500
Professional fees	10,287	212,167	2,331,590	410,642
Total operating expenses	250,520	355,676	2,995,253	981,087

Loss from operations	(134,802)	(290,206)	(2,807,136)	(850,126)

Other income (expense)
Interest expense	(137,804)	(20,754)	(235,983)	(45,373)
Change in fair value of derivative liabilities	48,200	(8,497)	23,521	(8,497)
Total other expense	(89,604)	(29,251)	(212,462)	(53,870)

Loss before income taxes	(224,406)	(319,457)	(3,019,598)	(903,996)
Provision for income taxes	-	-	-	-
Net loss	$(224,406)	$(319,457)	$(3,019,598)	$(903,996)

Basic and diluted loss per Common Share	$(0.00)	$(0.00)	$(0.03)	$(0.01)
Basic and diluted weighted average number of common shares outstanding	94,579,434	88,558,601	92,542,938	88,538,286

See accompanying notes to unaudited consolidated financial statements.

3 of 24

GivBux, Inc

Consolidated Statement of change in Stockholders’ Deficit

(Unaudited)

For the Three and Nine Months Ended September 30, 2024

	Series A				Additional	Common		Total
	Preferred Stock		Common Stock		Paid in	Stock	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	to be issued	Deficit	Deficit

Balance - December 31, 2023	-	$-	88,579,434	$88,580	$1,415,447	$60,000	$(3,986,666)	$(2,422,639)

Net loss	-	-	-	-	-	-	(130,397)	(130,397)
Balance - March 31, 2024	-	-	88,579,434	88,580	1,415,447	60,000	(4,117,063)	(2,553,036)

Common stock issued for compensation -services	-	-	6,000,000	6,000	2,274,000	-	-	2,280,000
Net loss	-	-	-	-	-	-	(2,664,795)	(2,664,795)
Balance - June 30, 2024	-	-	94,579,434	94,580	3,689,447	60,000	(6,781,858)	(2,937,831)

Net loss	-	-	-	-	-	-	(224,406)	(224,406)
Balance - September 30, 2024	-	$-	94,579,434	$94,580	$3,689,447	$60,000	$(7,006,264)	$(3,162,237)

For the Three and Nine Months Ended September 30, 2023

	Series A				Additional	Common	Deferred		Total
	Preferred Stock		Common Stock		Paid in	Stock	Stock	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	to be issued	compensation	Deficit	Deficit

Balance - December 31, 2022	-	$-	88,512,767	$88,513	$1,294,764	$-	$-	$(2,879,704)	$(1,496,427)

Common stock issued for compensation -management	-	-	25,000	25	37,475	-	-	-	37,500
Net loss	-	-	-	-	-	-	-	(331,303)	(331,303)
Balance - March 31, 2023	-	-	88,537,767	88,538	1,332,239	-	-	(3,211,007)	(1,790,230)
							-
Subscription received- shares to be issued	-	-	-	-	-	60,000	-	-	60,000
Net loss	-	-	-	-	-	-	-	(253,236)	(253,236)
Balance - June 30, 2023	-	-	88,537,767	88,538	1,332,239	60,000	-	(3,464,243)	(1,983,466)

Common stock issued for cash	-	-	16,667	17	24,983	-	-	-	25,000
Common stock issued for compensation -services	-	-	25,000	25	58,225	-	(14,562)	-	43,688
Net loss	-	-	-	-	-	-	-	(319,457)	(319,457)
Balance - September 30, 2023	-	$-	88,579,434	$88,580	$1,415,447	$60,000	$(14,562)	$(3,783,700)	$(2,234,235)

See accompanying notes to unaudited consolidated financial statements.

4 of 24

GivBux, Inc

Consolidated Statement of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
	2024		2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(3,019,598)	$(903,996)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation-management		-	37,500
Stock-based compensation -services		2,280,000	43,688
Non-cash leases expenses		60,357	265,042
Amortization of debt discount		189,713	3,500
Change in fair value of derivative liabilities		(23,521)	8,497
Changes in operating assets and liabilities:
Prepaid expenses		22,770	(23,969)
Other receivable		(180)	-
Accounts payable and accrued liabilities		212,753	360,973
Accrued interest		46,521	41,624
Operating lease liabilities		(62,323)	(271,902)
Net Cash used in Operating Activities		(293,508)	(439,043)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock		-	25,000
Proceeds from loans payable		103,000	283,150
Proceeds from convertible notes		279,400	21,000
Proceed from stock subscription		-	60,000
Proceeds from related parties		31,940	148,988
Repayment to related parties		(98,047)	(109,950)
Net Cash provided by Financing Activities		316,293	428,188

Net change in cash		22,785	(10,855)
Cash, beginning of period		41,870	41,951
Cash, end of period		$64,655	$31,096

Supplemental cash flow information
Cash paid for interest	$		$166
Cash paid for taxes		$-	$-

Non-cash Investing and Financing transactions:
Common stock issued for compensation -management		$-	$37,500
Common stock issued for compensation- services		$2,280,000	$58,250
Derivative liabilities recognized as debt discount		$267,566	$21,000

See accompanying notes to unaudited consolidated financial statements.

5 of 24

GivBux, Inc.

Notes to Consolidated Financial Statements

September 30, 2024

(Unaudited)

NOTE 1 – COMPANY OVERVIEW AND GOING CONCERN

On January 15, 2021, FINRA declared effective a change of name of the Company from Senaida Tire Company, Ltd. to GivBux, Inc. (the “Company”, “GivBux”) and a 1-for-20 reverse split of the Company’s common stock. As a condition for approval of the corporate actions, FINRA required the Company to issue 78,125,000 pre-split shares of common stock to the shareholders of GivBux Global Partners, Inc. in exchange for all of the issued and outstanding shares of common stock of GivBux Global Partners, Inc. This requirement was contrary to the terms of the amended Share Exchange Agreement between the Company and GivBux Global Partners, Inc. (the “Agreement”), as these 78,125,000 shares were required pursuant to the Agreement to be issued after the 1-for-20 reverse split, thus being post-split shares. As a result, the Company was contractually required to issue an additional 74,218,050 shares of the Company’s post-split common stock to the former common stock shareholders of GivBux Global Partners, Inc., such that the total number of shares issued pursuant to the share exchange equals that number required by the Agreement.

Share Exchange and Reorganization

On January 7, 2021 (the “Effective Date”), GivBux Global Partners, Inc. (“GivBux Global”) became a 100% subsidiary of GivBux. Furthermore, the Company entered into and closed on a share exchange agreement with GivBux and its shareholders. Pursuant to the terms of the share exchange agreement, GivBux issued 78,125,000 shares of its unregistered post-split common stock to the shareholders of GivBux Global in exchange for all of the shares of GivBux Global’s common stock, representing 100% of its issued and outstanding common stock and as a result of the share exchange agreement, GivBux Global became a wholly owned subsidiary of GivBux.

Recapitalization

For financial accounting purposes, this transaction was treated as a reverse acquisition by GivBux and resulted in a recapitalization with GivBux Global being the accounting acquirer and GivBux as the acquired company. The consummation of this reverse acquisition resulted in a change of control. Accordingly, the historical financial statements prior to the acquisition are those of the accounting acquirer, GivBux and have been prepared to give retroactive effect to the reverse acquisition completed on January 7,2021 and represent the operations of GivBux Global. The consolidated financial statements after the acquisition date, January 7, 2021, include the balance sheets of both companies at historical cost, the historical results of GivBux Global and the results of the Company from the acquisition date. All share and per share information in the accompanying consolidated financial statements and footnotes has been retroactively restated to reflect the recapitalization.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which contemplates the Company’s continuation as a going concern. The Company has incurred net losses of $3,019,598 during the nine months ended September 30, 2024, and has an accumulated deficit of $7,006,264 as of September 30, 2024. In addition, current liabilities exceed current assets by $3,162,237 as of September 30, 2024.

Management intends to raise additional operating funds through equity and/or debt offerings. However, there can be no assurance management will be successful in its endeavors.

There are no assurances that the Company will be able to either (1) achieve a level of revenues adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placement, public offerings and/or bank financing necessary to support its working capital requirements. To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, the Company will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital is not available to the Company, it may be required to curtail or cease its operations.

Due to uncertainties related to these matters, there exists a substantial doubt about the ability of the Company to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

6 of 24

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and are presented in US dollars. The Company’s year-end is December 31.

Principles of Consolidation

The consolidated financial statements include the accounts of GivBux, Inc. and its wholly owned subsidiary. Intercompany transactions and balances have been eliminated.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The estimates and judgments will also affect the reported amounts for certain expenses during the reporting period. Actual results could differ from these good faith estimates and judgments.

Revenue recognition

Revenues are recognized when control of the promised goods or services are transferred to a customer, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. The Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements:

●	identify the contract with a customer;
●	identify the performance obligations in the contract;
●	determine the transaction price;
●	allocate the transaction price to performance obligations in the contract; and
●	recognize revenue as the performance obligation is satisfied.

Basic and Diluted Loss Per Common Share

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share.” Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted earnings per share of common stock are computed by dividing net earnings by the weighted average number of shares and potential shares outstanding during the period. Potential shares of common stock consist of shares issuable upon the conversion of outstanding convertible debt, preferred stock, warrants and stock option.

For the nine months ended September 30, 2024, and 2023, the following common stock equivalents were excluded from the computation of diluted net loss per share as the result of the computation was anti-dilutive.

	September 30
	2024	2023
	Shares	Shares
Convertible notes	1,251,403	269,043

7 of 24

Financial Instruments and Fair Value Measurements

As defined in ASC 820” Fair Value Measurements,” fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company classifies fair value balances based on the observability of those inputs. ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement).

The following table summarizes fair value measurements by level as of September 30, 2024, and December 31, 2023, measured at fair value on a recurring basis:

September 30, 2024	Level 1	Level 2	Level 3	Total
Assets
None	$-	$-	$-	$-
Liabilities
Derivative liabilities	$-	$-	$276,286	$276,286

December 31, 2023	Level 1	Level 2	Level 3	Total
Assets
None	$-	$-	$-	$-
Liabilities
Derivative liabilities	$-	$-	$32,241	$32,241

Derivative Financial Instruments

The Company does not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. We evaluate all of our financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company used a Black Scholes valuation model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Related Parties

The Company follows ASC 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transactions (see Note 4).

Commitments and Contingencies

The Company follows ASC 450-20, “Loss Contingencies,” to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid investments with remaining maturities of less than ninety days at the date of purchase. We maintain cash and cash equivalent balances with financial institutions that exceed federally-insured limits. We have not experienced any losses related to these balances, and we believe the credit risk to be minimal. The Company does not have any cash equivalents.

Leases

ASC 842 supersedes the lease requirements in ASC 840 “Leases”, and generally requires lessees to recognize operating and finance lease liabilities and corresponding right-of-use (“ROU”) assets on the balance sheet and to provide enhanced disclosures surrounding the amount, timing and uncertainty of cash flows arising from leasing arrangements.

8 of 24

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we generally use our incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date. The ROU asset also includes any lease payments made and excludes lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option.

Any lease with a term of 12 months or less is considered short-term. As permitted by ASC 842, short-term leases are excluded from the ROU assets and lease liabilities on the consolidated balance sheets. Consistent with all other operating leases, short-term lease expense is recorded on a straight-line basis over the lease term.

The Company determines the present value of minimum future lease payments for operating leases by estimating a rate of interest that it would have to pay to borrow on a collateralized basis over a similar term, an amount equal to the lease payments and a similar economic environment (the “incremental borrowing rate” or “IBR”).The Company determines the appropriate IBR by identifying a reference rate and making adjustments that take into consideration financing options and certain lease-specific circumstances.

On February 29, 2024, the term of lease terminated, and the Company moved out from premises. As of December 31, 2023, the Company’s lease agreement is accounted for as operating leases.

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe the future adoption of any such pronouncements may be expected to cause a material impact on our consolidated financial statements.

Reclassification

Certain accounts from prior periods have been reclassified to conform to the current period presentation.

NOTE 3 – LEASES

On March 1, 2021, the Company entered into lease agreements to rent office and marina spaces for a three-year term at $29,250 per month for the first twelve months. The Company leases its offices at 2801 W Coast Hwy, Suite 200, Newport Beach CA 92663. The lease was terminated and February 29, 2024, the Company moved out from premises on April 15, 2024. The Company moved to a new office at 2751W Coast Hwy on a month-to-month basis.

In accordance with ASC 842, the Company recognized operating lease ROU assets and lease liabilities as follows:

The components of lease expense were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Lease cost:
Operating lease cost	$-	$90,666	$60,444	$271,998
Short-term lease cost	140,264	8,336	335,734	22,736
Sublease income	-	(26,000)	(1,500)	(90,900)
Total lease cost	$140,264	$73,002	$394,678	$203,834

Supplemental cash flow information related to leases was as follows:

	Nine Months Ended
	September 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$337,797	$301,594

Weighted-average remaining lease term - operating leases (year)	-	0.41
Weighted-average discount rate — operating leases	0.00%	3.35%

9 of 24

Supplemental balance sheet information related to leases was as follows:

	September 30,	December 31,
	2024	2023
Operating lease right-of-use asset	$-	$60,357

Operating lease liabilities:
Current portion	$-	$62,323
Non-current portion	-	-
	$-	$62,323

NOTE 4 – RELATED PARTY ITEMS

Notes Payable Related Parties

During the nine months ended September 30, 2024, and 2023, the Company obtained $ 31,940 and $148,988 loan from our related parties, repaid $98,047 and $109,950 to our related parties and recognized interest of $20,326 and $21,560, respectively.

As of September 30, 2024, and December 31,2023, the Company had notes payable related parties of $868,747 and $934,854 and accrued interest of $111,732 and $91,406, respectively. The notes are unsecured, 3% interest bearing and due on demand.

Due to related party

As of September 30,2024, and December 31,2023, the Company had due to related party of $3,275.

Stock based compensation.

During the nine months ended September 30,2023, the Company issued 25,000 shares of common stock for compensation -management of $37,500.

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The following table summarizes the components of the Company’s accounts payable and accrued liabilities as of the dates presented:

	September 30,	December 31,
	2024	2023
Trade payable	$174,296	$174,475
Salary payable	368,000	278,000
Accrued interest	86,613	60,669
Other current liabilities	499,500	376,317
	$1,128,409	$889,461

10 of 24

NOTE 6 – LOANS PAYABLE

The components of loans payable as of September 30, 2024, and December 31, 2023, were as follows:

Payment date	Principal Amount	Maturity date	Interest rate	September 30, 2024	December 31, 2023
January 19, 2022	$12,500	January 19, 2023	7%	$12,500	$12,500
March 7, 2022	$3,000	March 7, 2023	7%	3,000	3,000
October 13, 2022	$25,000	October 13, 2023	7%	12,500	12,500
January 31, 2023	$100,000	Due on demand	0%	100,000	100,000
February 9, 2023	$10,000	Due on demand	0%	10,000	10,000
March 1, 2023	$50,000	Due on demand	0%	50,000	50,000
April 5, 2023	$25,000	August 3, 2023	15% fixed	25,000	25,000
May 19, 2023	$4,000	Due on demand	0%	4,000	4,000
June 20, 2023	$40,000	September 18, 2023	12% fixed	40,000	40,000
July 12, 2023	$4,150	Due on demand	0%	4,150	4,150
July 17, 2023	$50,000	Due on demand	0%	50,000	50,000
October 6, 2023	$10,000	October 6, 2024	7%	10,000	10,000
December 6, 2023	$1,000	Due on demand	0%	2,000	1,000
December 26, 2023	$100,000	April 18, 2024	0%	100,000	100,000
February 9,2024	$1,000	Due on demand	0%	1,000	-
July 17, 2024	$37,000	January 15, 2025	5%	37,000	-
August 14, 2024	$64,000	January 15, 2025	5%	64,000	-
Total loans payable				$525,150	$422,150
Less: Unamortized debt discount				-	(23,904)
				525,150	398,246
Less: Current portion				525,150	398,246
Long-term portion				$-	$-

On December 26, 2023, the Company entered into a promissory note agreement with an investor for the principal amount of $100,000, received the amount of $75,000 in cash, non-secured, free interest with maturity date of April 18, 2024. The Company recognized a debt discount of $25,000. The debt discount is being amortized over the life of the note using the effective interest method.

During the nine months ended September 30, 2024, and 2023, the Company borrowed $103,000 and $283,150, respectively.

As of September 30, 2024, and December 31, 2023, six (6) and five (5) loans with unpaid balance of $193,000 and $93,000 are in default, respectively.

During the nine months ended September 30, 2024, and 2023, the Company recognized interest and default penalty of $6,207 and $10,789 and amortization debt discount of $23,904 and $0, respectively.

As of September 30, 2024, and December 31, 2023, the Company had loans payable of $525,150 and $422,150, accrued interest of $20,291 and $14,085 and amortization debt discount of $0 and $23,904, respectively.

11 of 24

NOTE 7 –CONVERTIBLE NOTES PAYABLE

Issuance date	Principal Amount	Maturity date	Interest rate	September 30, 2024	December 31, 2023
September 30, 2019	$30,000	September 30, 2021	8%	$30,000	$30,000
January 29, 2020	$10,000	January 29, 2021	8%	10,000	10,000
February 26, 2020	$10,000	February 26, 2021	8%	10,000	10,000
March 6, 2020	$7,500	March 6, 2021	8%	7,500	7,500
March 5, 2020	$3,700	March 5, 2021	8%	5,900	5,900
March 9, 2020	$1,200	March 9, 2021	8%	1,200	1,200
March 26, 2020	$60,000	March 26, 2021	10%	60,000	60,000
March 5, 2021	$11,300	March 5, 2022	8%	11,300	11,300
July 11, 2023	$11,000	July 11, 2024	7%	11,000	11,000
August 22, 2023	$10,000	August 22, 2024	7%	10,000	10,000
November 1, 2023	$7,000	October 31, 2024	7%	7,000	7,000
April 4, 2024	$28,600	October 3, 2024	10%	28,600	-
April 23, 2024	$5,000	April 23, 2025	10%	5,000	-
May 7, 2024	$14,111	October 3, 2024	10%	14,111	-
May 8, 2024	$25,000	May 8, 2025	10%	25,000	-
May 8, 2024	$25,000	May 8, 2025	20%	25,000	-
May 17, 2024	$5,556	October 3, 2024	10%	5,556	-
May 31, 2024	$3,333	October 3, 2024	10%	3,333	-
June 5, 2024	$25,000	June 1, 2025	10%	25,000	-
June 6, 2024	$25,000	June 6, 2025	10%	25,000	-
June 7, 2024	$2,500	June 1, 2025	10%	2,500	-
June 10, 2024	$5,000	June 1, 2025	10%	5,000	-
June 11, 2024	$5,000	June 1, 2025	10%	5,000	-
June 17, 2024	$2,500	June 1, 2025	10%	2,500	-
June 27, 2024	$700	June 27, 2025	10%	700	-
July 2, 2024	$6,667	October 3, 2024	10%	6,667	-
July 29, 2024	$6,667	October 3, 2024	10%	6,667	-
August 9, 2024	$16,667	October 3, 2024	10%	16,667	-
August 14, 2024	$27,778	October 3, 2024	10%	27,778	-
July 2, 2024	$6,000	June 1, 2025	10%	6,000	-
July 3, 2024	$4,000	June 1, 2025	10%	4,000	-
July 17, 2024	$25,000	July 17, 2025	10%	25,000	-
August 22, 2024	$25,000	August 19, 2025	10%	25,000	-
				$453,979	$163,900
Less: Unamortized debt discount				(130,506)	(18,070)
Total convertible notes payable				323,473	145,830
Less: Current portion				323,473	145,830
Long-term portion				$-	$-

12 of 24

The components of convertible notes payable as of September 30, 2024, and December 31, 2023, were as follows:

Convertible notes payable consists of the following:

●	Terms ranging from five months to one year.
●	Annual interest rates range from 7% – 10%.
●	Convertible at the option of the holders at any time during the period of note, after maturity date or 6 months after issuance date.
●	Conversion prices is a fixed of $0.50 for certain notes. Certain notes have a conversion price of 25% and 45% discount to the operative market valuation of the Company.

During the nine months ended September 30, 2024, and 2023, the Company issued convertible notes of $290,079 and $21,000, respectively.

During the year ended December 31, 2023, the Company entered into three convertible notes with two investors for the principal amount of $28,000 in cash with an interest rate of 7% per annum. According to terms and condition of the agreement, the noteholder has the right from time to time during the period of the note to convert the unpaid principal into common stock at conversion price of 25% discount to the average trading price during the ten (10) day period ending on the last complete training day prior to the conversion date. As of the issuance date of the notes, the Company recognized the additional of new derivative of $28,000 as debt discount and $2,935 Day 1 loss on derivative. The debt discount is being amortized over the life of the note using the effective interest method (Note 8).

On April 4, 2024, the Company entered into a convertible promissory note of $100,000 with 10% original issue discount (OID), interest rate of 10% per annum, conversion price of 55% of the average price of the Company’s common stock during the 20 consecutive trading days prior to the date of the conversion with maturity date of October 3,2024. During the period ended September 30,2024, the Company obtained the initial consideration of $98,700 with 10% OID of $10,679 for total initial principal amount of $109,379.

During the nine months ended September 30, 2024, the Company entered into seven (7) convertible promissory notes of $180,700 with an interest rate of 10% and 20% per annum for a term of 12 months. The noteholders have the right from time to time during the period of the note to convert the unpaid principal into common stock at conversion price of 25% and 45% discount to the average trading price during the ten (10) day period ending on the last complete training day prior to the conversion date.

As of September 30, 2024, and December 31, 2023, ten (10) and eight (8) convertible notes with unpaid balance of $156,900 and $135,000 are in default, respectively

During the nine months ended September 30, 2024, and 2023, the Company recognized interest of $19,988 and $9,275, amortization debt discount of $165,809 and $3,500, respectively.

13 of 24

As of September 30, 2024, and December 31, 2023, the Company had convertible notes payable of $453,979 and $163,900, unamortized debt discount of $130,506 and $18,070 and accrued interest of $66,322 and $46,335, respectively.

Note 8 -DERIVATIVE LIABILITIES

The Company analyzed the conversion option for derivative accounting consideration under ASC 815, Derivatives and Hedging, and hedging, and determined that the instrument should be classified as a liability since the conversion option becomes effective at issuance resulting in there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. The Company accounts for warrants as a derivative liability due to there being no explicit limit to the number of shares to be delivered upon settlement of all conversion options.

Fair Value Assumptions Used in Accounting for Derivative Liabilities.

ASC 815 requires us to assess the fair market value of derivative liability at the end of each reporting period and recognize any change in the fair market value as other income or expense item.

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of September 30, 2024. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each convertible note is estimated using the Black-Scholes valuation model.

For the nine months ended September 30, 2024, and the year ended December 31, 2023, the estimated fair values of the liabilities measured on a recurring basis are as follows:

	Nine months ended	Year ended
	September 30,	December 31,
	2024	2023
Term	0.01 - 1.00 years	0.6 - 1.00 years
Expected average volatility	0% - 304%	262 - 365%
Expected dividend yield	-	-
Risk-free interest rate	3.98% -5.39%	4.79% - 5.46%

The following table summarizes the changes in the derivative liabilities during the nine months ended September 30, 2024.

Fair Value Measurements Using Significant Observable Inputs (Level 3)

Balance - December 31, 2023	$32,241

Addition of new derivatives recognized as debt discounts	267,566
Addition of new derivatives recognized as loss on derivatives	48,249
Gain on change in fair value of the derivative	(71,770)
Balance - September 30, 2024	$276,286

The aggregate loss on derivatives during the nine months ended September 30, 2024, and 2023 was as follows.

	Nine Months Ended
	September 30
	2024	2023
Day one loss due to derivative liabilities on convertible note	$48,249	$1,406
Loss (gain) on change in fair value of the derivative liabilities	(71,770)	7,091
	$(23,521)	$8,497

14 of 24

NOTE 9 –STOCKHOLDERS’ EQUITY

The Company is authorized to issue 110,000,000 shares of stock with a par value of $0.001 per share, 10,000,000 shares of which are Preferred Stock.

Preferred Stock

The Board of Directors has previously designated and adopted (i) Preferred Stock in 1,000,000 shares as Series A (were previously issued and converted into Common stock during the quarter ended June 30,2021), (ii) 1,000,000 as Series B. On October 31,2022, the Board of Directors designated Preferred Stock in 1,000,000 shares as Series C, all Series having par value of $0.001 per share.

Series B Preferred stock will be issued to secure debt or equity or any combination to be acquired by the Company. The holders of Series B Preferred stock shall be entitled to be paid out of the assets of the Company a value of $20 per share of Series B Preferred stock. As of the date of these financial Statements, the Agreement has not been closed and no shares of Series B Preferred stock issued.

Series C Preferred stock shall not be converted into shares of the Common stock. Except as may be required by the Nevada Business Corporation Act, the Series C Preferred stock shall not be entitled to receive cash, stock or other property as dividends.

Common Stock

During the nine months ended September 30, 2023, the Company issued 25,000 shares of common stock for compensation -management, valued at $37,500.

On March 27, 2024, the Company entered into a consulting agreement for corporate administration and governance purposes for a term of 12 months. The consulting fees agreed by issuance 6,000,000 shares of restricted common stock to consultant. During the nine months of September 30, 2024, the Company issued 6,000,000 shares of restricted common stock, valued at $2,280,000 based on market value on agreement date.

As of September 30, 2024, and December 31, 2023, the Company had 94,579,434 shares and 88,579,434 shares of Common Stock outstanding, and no shares of Preferred Stock issued and outstanding (Series A, B and C). The Board of Directors may fix and determine the relative rights and preferences of the shares of any series established.

NOTE 10 – COMMITMENTS

On September 28, 2022, the Company entered into a Share Exchange Agreement (‘SEA”) with Active World Holdings, Inc. a Pennsylvania corporation ( DBA Active World Club) , (“AWC”), for exchange 100% of issued and outstanding shares of capital stock of AWH’s wholly owned subsidiary, AWC Unity Metaverse, a corporation to be formed whose sole assets is its metaverse platform (“Metaverse Assets’) which can be replaced for the Company client base for 1,000,000 shares of Series B Convertible Preferred Stock of the Company. On December 15, 2022, the Company and AWH entered into the first amendment to SEA, and agreed (i) rename AWC Metaverse, Inc. (ii) issuance 500,000 shares of Series B convertible Preferred Stock upon the signing amendment and 500,000 shares of Series B Convertible Preferred Stock upon the completion the first $2,500,000 in metaverse sales (iii) AWC will have the sole right to choose the second tranche of 500,000 shares of Series B Convertible Preferred Stock into a like kind Preferred class to be determined in the wholly owned metaverse subsidiary contemplated herein. As of September 30,2024, the first tranche of 500,000 shares of Series B Convertible Preferred Stock has not been issued.

On November 1, 2023, the Company entered into a mutual venture agreement with an entity for operation of a yacht charter business. During the year ended December 31, 2023, the Company received $100,000 in advance, but the agreement was not completed and signed. As of September 30, 2024, the Company owns $100,000 to the other part of the agreement.

NOTE 11 - SUBSEQUENT EVENTS

Management evaluated all additional events through the date the consolidated financial statements were available to be issued. Based upon this review, unless noted below, the Company did not identify any material subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

15 of 24

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In June 2024, the company initiated beta testing of the GivBux App and commenced recruiting Sales associates. This accounts for the increase in 294% increase in revenue with $ 257,920 for the 3 months ending 9/30/24 versus $ 65,470 for the corresponding 3 months ending 9/30/23. As we ramp up over the next few quarters we expect to see continual revenue growth. Our sales associates have increased during this quarter from less than 100 to over 1000.

Net losses for period are down 29.5% for the quarter in comparison to the same period in 2023 but as we grow we will need to hire more personnel and staff properly the operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Risks Related to Operating as a Public Company

As a public reporting company, we will be subject to rules and regulations established from time to time by the SEC and PCAOB regarding our internal control over financial reporting. If we fail to establish and maintain effective internal control over financial reporting and disclosure controls and procedures, we may not be able to accurately report our financial results or report them in a timely manner.

We are a public reporting company subject to the rules and regulations established from time to time by the SEC and the Public Company Accounting Oversight Board (PCAOB). These rules and regulations will require, among other things, that we establish and periodically evaluate procedures with respect to our internal control over financial reporting. Reporting obligations as a public company are likely to place a considerable strain on our financial and management systems, processes, and controls, as well as on our personnel.

In addition, as a public company we will be required to document and test our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act so that our management can certify as to the effectiveness of our internal control over financial reporting by the time our second annual report is filed with the SEC and thereafter, which will require us to document and make significant changes to our internal control over financial reporting. Likewise, our independent registered public accounting firm will be required to provide an attestation report on the effectiveness of our internal control over financial reporting at such time as we cease to be an “emerging growth company,” as defined in the JOBS Act, and we become an accelerated or large accelerated filer, although we could potentially qualify as an “emerging growth company” until as late as the fifth anniversary of being a reporting company. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is accumulated and communicated to our principal executive and financial officers. We are also continuing to improve our internal control over financial reporting, which includes hiring additional accounting and financial personnel to implement such processes and controls.

We expect to incur costs related to implementing an internal audit and compliance function in the upcoming years to further improve our internal control environment. If we identify future deficiencies in our internal control over financial reporting or if we are unable to comply with the demands that will be placed upon us as a public company, including the requirements of Section 404 of the Sarbanes-Oxley Act, in a timely manner, we may be unable to accurately report our financial results, or report them within the timeframes required by the SEC. We also could become subject to sanctions or investigations by the SEC or other regulatory authorities. In addition, if we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting when required, investors may lose confidence in the accuracy and completeness of our financial reports, we may face restricted access to the capital markets and our stock price may be adversely affected.

16 of 24

Our current controls and any new controls that we develop may also become inadequate because of changes in our business, and weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could cause us to fail to meet our reporting obligations, result in a restatement of our financial statements for prior periods, undermine investor confidence in us, and adversely affect the trading price of our common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on OTC Markets Pink Sheet.

We identified material weaknesses in our internal controls over financial reporting and may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of our consolidated financial statements or cause us to fail to meet our periodic reporting obligations.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have experienced rapid growth, and this growth has placed considerable strain on our accounting systems, financial close and reporting process, and personnel. As a result, we identified material weaknesses in our internal control over financial reporting. These material weaknesses relate to the controls for the financial statement close process and the controls related to unusual and infrequent transactions (including accounting for complicated stock transactions and the adoption of ASU 2014-09, Revenue from Contracts with Users or ASC 606). As a result, we made immaterial revisions of our consolidated financial statements as of December 31, 2019, an immaterial audit adjustment to our consolidated financial statements as of December 31, 2020 and for the year then ended and a correction of errors relating to the financial statements for the year ended December 31, 2020 in our financial statements for the first and second quarters of 2021.

We are taking steps to remediate these material weaknesses through the development and implementation of systems, processes and controls over the financial close and reporting process. In addition, we have begun to enhance our overall control environment through hiring additional qualified accounting and financial reporting personnel and engaging external consultants with appropriate expertise for more challenging technical accounting issues which will add to the depth of our skilled and managerial resources and allow us to scale our accounting processes to match growth and changes in the business and operations. We will also continue to evaluate our IT systems and related processes to optimize automation to enhance our financial statement close process, reduce the number of manual journal entries and facilitate review controls related to our significant classes of transactions.

While we are designing and implementing new controls and measures to remediate these material weaknesses, we cannot assure you that the measures we are taking will be sufficient to remediate the material weaknesses or avoid the identification of additional material weaknesses in the future. Our failure to implement and maintain effective internal control over financial reporting could result in errors in our consolidated financial statements that could result in a restatement of our financial statements and could cause us to fail to meet our periodic reporting obligations, any of which could diminish investor confidence in us and cause a decline in the price of our common stock.

We are an emerging growth company and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our Class A common stock less attractive to investors.

For so long as we remain an “emerging growth company” as defined in the JOBS Act, we may take advantage of certain exemptions from various requirements that are applicable to public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the requirements to hold a nonbinding advisory vote on executive compensation and obtain stockholder approval of any golden parachute payments not previously approved. We will remain an emerging growth company until the earlier of (i) the last day of the fiscal year (A) following the fifth anniversary of the completion of this offering, (B) in which we have total annual revenue of at least $1.07 billion, or (C) in which we are deemed to be a large accelerated filer, with at least $700 million of equity securities, which includes Class A common stock and Class B common stock, held by non-affiliates as of the prior June 30th, the end of our second fiscal quarter, and (ii) the date on which we have issued more than $1 billion in non-convertible debt during the prior three-year period.

17 of 24

Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates. While we have not made such an irrevocable election, we have not delayed the adoption of any applicable accounting standards.

As a result of the reduced disclosure requirements applicable to us, investor confidence in our company and the market price of our Class A common stock may be adversely affected. We cannot predict if investors will find our Class A common stock less attractive because we may rely on these exemptions. If some investors find our Class A common stock less attractive, there may be a less active trading market for our Class A common stock, and our stock price may be more volatile.

We will incur significant costs as a result of operating as a public company.

Prior to this offering, we operated on a private basis. After this offering, we will be subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing requirements of the New York Stock Exchange and other applicable securities laws and regulations. The expenses incurred by public companies generally for reporting and corporate governance purposes are greater than those for private companies. For example, the Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business, financial condition, and results of operations. Compliance with these rules and regulations will increase our legal and financial compliance costs, and increase demand on our systems, particularly after we are no longer an emerging growth company. In addition, as a public company, we may be subject to stockholder activism, which can lead to additional substantial costs, distract management, and impact the manner in which we operate our business in ways we cannot currently anticipate. As a result of disclosure of information in this prospectus and in filings required of a public company, our business and financial condition will become more visible, which may result in threatened or actual litigation, including by competitors. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more difficult, time-consuming, and costly, although we are currently unable to estimate these costs with any degree of certainty.

We also expect that being a public company and being subject to new rules and regulations will make it more expensive for us to obtain directors and officers liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as our executive officers. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our Class A common stock, fines, sanctions, and other regulatory action and potentially civil litigation. These factors may therefore strain our resources, divert management’s attention, and affect our ability to attract and retain qualified board members and executive officers.

Our senior management team has limited experience managing a public company, and regulatory compliance obligations may divert its attention from the day-to-day management of our business.

The individuals who now constitute our senior management team have limited experience managing a publicly-traded company, interacting with public company investors and complying with the increasingly complex laws pertaining to public companies. Our senior management team may not successfully or efficiently manage our transition to being a public company subject to significant regulatory oversight and reporting obligations under federal securities laws and the continuous scrutiny of securities analysts and investors. These new obligations and constituents will require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could adversely affect our business, financial condition, and results of operations.

18 of 24

Risks Related to Our Common Stock

We are a Penny Stock.

Our common stock is considered to be a “penny stock,” as defined in Rule 3a51-1 promulgated by the SEC under the Exchange Act. The penny stock rules require a broker-dealer, prior to a transaction in penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. These disclosure rules have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. So long as our common stock is subject to the penny stock rules, it may be more difficult to sell our common stock.

Effect of Amended Rule 15c2-11 on the Company’s securities.

The SEC released and published a Final Rulemaking on Publication or Submission of Quotations without Specified Information amending Rule 15c2-11 under the Exchange Act (“Amended Rule 15c2-11”). To be eligible for public quotations on an ongoing basis, Amended Rule 15c2-11 modified the “piggyback exemption” that required that (i) the specified current information about the company is publicly available, and (ii) the security is subject to a one-sided (i.e., a bid or offer) priced quotation, with no more than four business days in succession without a quotation. Under Amended Rule 15c2-11, the Company may only rely on the piggyback exemption in certain limited circumstances. The Amended Rule 15c2-11 will require, among other requirements, that a broker-dealer has a reasonable basis for believing that information about the issuer of securities is accurate. Our security holders may find it more difficult to deposit common stock with a broker-dealer, and if deposited, more difficult to trade the securities on the Pink Sheets. The Company intends to provide the specified current information under the Exchange Act but there is no assurance that a broker-dealer will accept our common stock or if accepted, that the broker-dealer will rely on our disclosure of the specified current information.

There is very limited liquidity of the Company’s common stock.

Our common stock is thinly traded on the Pink Sheets and there is a very limited market in our common stock. As a result, there is only limited liquidity in our common stock.

There are significant limitations on a shareholder’s ability to re-sell shares of the Company’s common stock.

Investors may have difficulty in reselling their shares due to the lack of market or state Blue Sky laws. The holders of our shares of Common Stock and persons who desire to purchase them in any trading market that might develop in the future should be aware that there may be significant state law restrictions upon the ability of investors to resell our shares. Accordingly, even if we are successful in having the shares available for trading on the OTCQB Market (“OTCQB”), investors should consider any secondary market for our securities to be a limited one. We intend to seek coverage and publication of information regarding our Company in an accepted publication which permits a “manual exemption.” This manual exemption permits a security to be distributed in a particular state without being registered if the company issuing the security has a listing for that security in a securities manual recognized by the state. However, it is not enough for the security to be listed in a recognized manual. The listing entry must contain (1) the names of issuers, officers, and directors, (2) an issuer’s balance sheet, and (3) a profit and loss statement for either the fiscal year preceding the balance sheet or for the most recent fiscal year of operations. We may not be able to secure a listing containing all of this information. Furthermore, the manual exemption is a non-issuer exemption restricted to secondary trading transactions, making it unavailable for issuers selling newly issued securities. Most of the accepted manuals are those published in Standard and Poor’s, Moody’s Investor Service, Fitch’s Investment Service, and Best’s Insurance Reports, and many states expressly recognize these manuals. A smaller number of states declare that they “recognize securities manuals” but do not specify the recognized manuals, while some states do not have any provisions and therefore do not expressly recognize the manual exemption.

Accordingly, shares of our common stock should be considered totally illiquid, which inhibits investors’ ability to resell their shares.

19 of 24

The Company’s common stock may be classified as a penny stock, which may increase reporting obligations for any transaction and increase the burden on any potential broker.

If a public market develops for our securities following a business combination or asset acquisition, such securities may be classified as penny stock depending upon the market price and the manner in which they are traded. The SEC has adopted Rule 15g-9b, which establishes the definition of a “penny stock”, for purposes relevant to the Company, as any equity security that has a market price of less than $5.00 per share and that is admitted to quotation but does not trade on NASDAQ or a national securities exchange. For any transaction involving a penny stock, unless exempt, the rules require the delivery by the broker of a document to investors, stating the risks of investment in penny stocks, the possible lack of liquidity, commissions paid, current quotation and investors’ rights and remedies, a special suitability inquiry, regular reporting to the investor and other requirements.

The Company is an Emerging Growth Company

We qualify as an “emerging growth company” as defined in the JOBS Act. For as long as a company is deemed to be an emerging growth company, it may take advantage of specified reduced reporting and other regulatory requirements that are generally unavailable to other public companies. These provisions include:

A requirement to have only two years of audited financial statements and only two years of related Management’s Discussion and Analysis included in an initial public offering registration statement;

●	An exemption to provide less than five years of selected financial data in an initial public offering registration statement;

●	An exemption from the auditor attestation requirement in the assessment of our internal controls over financial reporting;

●	An exemption from compliance with any new or revised financial accounting standards until they would apply to private companies;

●	An exemption from compliance with any new requirement adopted by the Public Company Accounting Oversight Board requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statement of the issuer; and reduced disclosure about our executive compensation arrangements

An emerging growth company is also exempt from Section 404(b) of the Sarbanes Oxley Act, which requires that the registered accounting firm shall, in the same report, attest to and report on the assessment on the effectiveness of the internal control structure and procedures for financial reporting. Similarly, as a Smaller Reporting Company we are exempt from Section 404(b) of the Sarbanes-Oxley Act and our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting until such time as we cease being a Smaller Reporting Company.

20 of 24

As an emerging growth company, we are exempt from Section 14A (a) and (b) of the Exchange Act, which require stockholder approval of executive compensation and golden parachutes.

Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

We would cease to be an emerging growth company upon the earliest of:

●	The first fiscal year during which our total annual gross revenues were $1.235 billion or more;

●	The first fiscal year following the fifth anniversary of the filing of this Form 10;

●	The date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt; or

●	The date on which we are deemed to be a large accelerated filer as defined in Rule 12b-2 of the Securities Exchange Act of 1934.

The Company is a smaller reporting company, and if the Company takes advantage of certain exemptions from disclosure requirements available to smaller reporting companies, this could make the securities of the Company less attractive to investors and may make it more difficult to compare the Company’s performance with other public companies.

The Company is a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. The Company will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of the Company’s common stock held by non-affiliates equals or exceeds $250 million as of the end of the prior June 30th, or (2) the Company’s annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of the Company’s common stock held by non-affiliates exceeds $700 million as of the prior June 30th. To the extent the Company takes advantage of such reduced disclosure obligations, it may also make comparison of the Company’s financial statements with other public companies difficult or impossible.

Your percentage of ownership in the Company may be diluted in the future.

Your percentage ownership in the Company may be diluted in the future because of equity issuances for acquisitions, capital market transactions or otherwise, including shares issued in connection with a business combination and equity awards that we expect will be granted to our directors, officers and employees, whether prior to or following the closing of a business combination or asset acquisition.

Certain provisions in our articles of incorporation and bylaws, as amended, and of Nevada law, may prevent or delay an acquisition of the Company, which could decrease the trading price of our common stock.

Our articles of incorporation and our bylaws, as well as Nevada corporate law, contain provisions that are intended to deter coercive takeover practices and inadequate takeover bids by making such practices or bids unacceptably expensive to the acquirer and to encourage prospective acquirers to negotiate with our board of directors rather than to attempt a hostile takeover. These provisions include, among others:

●	the inability of our stockholders to call a special meeting;

●	limitations on the ability of our stockholders to present proposals or nominate directors for election at stockholder meetings;

●	the right of our board of directors to issue preferred stock without stockholder approval; and

●	the ability of our directors to fill vacancies on our board of directors.

21 of 24

Nevada law also imposes some restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding common stock.

We believe these provisions may help protect our stockholders from coercive or otherwise unfair takeover tactics by requiring potential acquirers to negotiate with our board of directors and by providing our board of directors with more time to assess any acquisition proposal. These provisions are not intended to make our Company immune from takeovers. In addition, although we believe these provisions collectively provide for an opportunity to receive higher bids by requiring potential acquirers to negotiate with our board of directors, they would apply even if the offer may be considered beneficial by some stockholders. These provisions may also frustrate or prevent any attempts by our stockholders to replace or remove our current management team by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management.

We do not expect to pay any cash dividends for the foreseeable future.

We have not declared any cash dividends. We currently intend to retain any future earnings to finance our business operations, which involve only the search for a target business or assets, and, therefore, we do not anticipate that we will pay any cash dividends on shares of our common stock in the foreseeable future. Any determination to pay dividends in the future, whether before or after a business combination or asset acquisition, will be at the discretion of our board of directors and will be dependent upon our future financial condition, results of operations and capital requirements, general business conditions and other relevant factors as determined by our board of directors. Accordingly, if you purchase shares of our common stock, realization of a gain on your investment will depend on the appreciation of the price of our common stock, which may never occur. Investors seeking cash dividends in the foreseeable future should not purchase our common stock. See “Dividend Policy.”

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, whether before or following the closing of a business combination or asset acquisition, our stock price and any trading volume could decline.

The trading market for our securities, whether before or following the closing of a business combination or asset acquisition, depends in part on the research and reports that industry or financial analysts publish about us or our business. We do not influence or control the reporting of these analysts. If one or more of the analysts who do cover us downgrade or provide a negative outlook on our company or our industry, or the stock of any of our competitors, the price of our common stock could decline. If one or more of these analysts ceases coverage of our company, we could lose visibility in the market, which in turn could cause the price of our common stock to decline.

Item 4. Controls and Procedures.

Furnish the information required by Item 307 of Regulation S-K (§ 229.307 of this chapter) and Item 308(c) of Regulation S-K (§229.308(c) of this chapter).

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

There are no legal proceedings against the company at this time

Item 1A. Risk Factors.

Set forth any material changes from risk factors as previously disclosed in the registrant’s Form 10-K (§249.310) in response to Item 1A. to Part 1 of Form 10-K. Smaller reporting companies are not required to provide the information required by this item.

22 of 24

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of Equity Securities

Item 3. Defaults Upon Senior Securities.

There were no material defaults during this reporting period

Item 5. Other Information.

Our current CEO Umesh Singh is currently on medical leave and Robert Thompson Director and Secretary has taken over, temporarily his duties. The company intends to increase its board members from 3 to 5 in the first quarter of 2025.

23 of 24

SIGNATURES*

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GivBux Inx
(Registrant)
November 19, 2024
Date
Robert Thompson Director
(Signature) **

Date	(Signature) **

** Print name and title of the signing officer under his signature.

24 of 24