Form 10-Q/A
period 2024-09-30
GIVBUX, INC.
filed 2024-11-22
CIK 1169138

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Mark One)

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

☐ Yes ☐ No

As of November 21, 2024, 94,572,767 shares of common stock, par value $0.001 per share were issued and outstanding.

EXPLANATORY NOTE

This Amendment No1 to the Quarterly Report on Form 10-Q/A (this “Amended Report”)is files with the Securities and Exchange Commission to amend the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2024 (the “Original 10-Q”) of GivBux Inc., solely to furnish XBRL (eXtensible Business Reporting Language) documents under Exhibit 104. As permitted by Rule 405 (a)(2)(ii)of Regulation S-T, Exhibit 104 was required be filed by amendment within 30 days of the original filing date of the Original 10-Q

Except for the foregoing, this Amended Report speaks as of the filing date of the Original 10-Q and does not update or discuss any other developments after the date of the Original 10-Q. This Amended Report restates only thise portions of the Original 10-Q affected by the above changes

PART I—FINANCIAL INFORMATION

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
November 22, 2024
Date
Robert Thompson Director
(Signature) **

Date	(Signature) **

** Print name and title of the signing officer under his signature.

24 of 24