Form 10-Q/A
period 2024-09-30
GIVBUX, INC.
filed 2025-03-21
CIK 1169138

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended 9/30/24

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________________ to _____________________________

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

☐ Yes ☐ No

As of March 20, 2025, 94,572,767 shares of common stock, par value $0.001 per share were issued and outstanding.

Explanatory Note

This amendment No1 to the Quarterly Report on Form 10-Q/A (this Amended Report) is filed with the Securities and Exchange Commission to amend the Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2024 (the Original 10-Q) of GivBux Inc. for the purpose of including proper disclosures and certifications by the officers of the corporation.

Except for the foregoing, this Amended Report speaks as of the filing date of the Original 10-Q and does not update or discuss any other developments after the date of the Original 10-Q. The Amended Report restates onlythese portions of the Original 10-Q affected by the above changes.

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

2 of 27

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

3 of 27

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

4 of 27

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

5 of 27

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

6 of 27

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

7 of 27

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

8 of 27

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

9 of 27

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

10 of 27

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

11 of 27

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

12 of 27

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

13 of 27

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

14 of 27

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

15 of 27

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

16 of 27

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

17 of 27

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

18 of 27

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

19 of 27

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

20 of 27

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

21 of 27

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

22 of 27

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

23 of 27

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

24 of 27

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

Item 4. Controls and Procedures.

We, the management of GivBux Inc are responsible for establishing and maintaining a sound system of internal control over financial reporting and other critical areas of the business. Our internal control system is designed to provide reasonable assurance that our financial statements are reliable and accurate, and that our operations are conducted in accordance with applicable laws, regulations, policies, and procedures.

We recognize that internal control is a process, and no system of internal control can provide absolute assurance of achieving objectives. However, we are committed to maintaining a robust control environment, conducting regular risk assessments, implementing effective control activities, and monitoring the effectiveness of our internal controls.

We have established and communicated clear policies and procedures related to internal controls, and we regularly review and update these policies to ensure they remain effective and relevant. We also provide ongoing training to our employees on their roles and responsibilities in maintaining internal controls.

We believe that our system of internal control provides reasonable assurance regarding the achievement of our objectives, including the reliability of financial reporting, the safeguarding of assets, and compliance with applicable laws and regulations.

We are committed to continuously improving our internal control system and to maintaining a culture of integrity and accountability throughout the organization.

This statement is provided as part of our quarterly reporting and is intended to assure our stakeholders, including our investors, customers, and other interested parties, of our commitment to maintaining sound internal controls.

Furnish the information required by Item 307 of Regulation S-K (§ 229.307 of this chapter) and Item 308(c) of Regulation S-K (§229.308(c) of this chapter).

25 of 27

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

Certification Financial Statements

We hereby certify that to the best of our knowledge, the financial statements are true and complete and represent fairly the financial situation of the company.

This filing complies with SEC rules and regulations and adheres to financial reporting standards

Certification of disclosure in Reports

We confirm that the information contained in this report is accurate and does not contain any misleading information.

26 of 27

SIGNATURES*

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GivBux Inx
(Registrant)
March 19, 2025
Date
Umesh Singh CEO
(Signature) **

Date	(Signature) **

** Print name and title of the signing officer under his signature.

27 of 27