Form 10-Q/A
period 2024-09-30
GIVBUX, INC.
filed 2025-03-27
CIK 1169138

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

☐ Yes ☐ No

As of March 26, 2025, 94,572,767 shares of common stock, par value $0.001 per share were issued and outstanding.

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

20 of 24

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

21 of 24

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures: Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), such as this report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and interim financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures: As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s principal executive officer and interim financial officer, of the effectiveness of disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on such evaluation, the Company’s principal executive officer and principal financial officer have concluded that as of September 30, 2024, the end of the period covered by this report, our disclosure controls and procedures were not effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting: The Company also carried out an evaluation of the internal control over financial reporting to determine whether any changes occurred during the fiscal quarter ended September 30, 2024. Based on such evaluation, there have been a few internal changes in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed fiscal quarter ended September 30, 2024, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

We determined that control deficiencies existed that constituted material weaknesses, as described below:

● lack of documented policies and procedures;

● the lack of an audit committee;

● there is a risk of management override, given that our officers have a high degree of involvement in our day-to-day operations;

● there is no effective separation of duties, which includes monitoring controls, between the members of management.

Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. As a result, we have been unable to improve our internal controls over financial reporting during the quarter ending September 30 2024 . However, to the extent possible, we will implement procedures to ensure that the initiation of transactions, the custody of assets, and the recording of transactions will be performed by separate individuals. Management is currently evaluating the steps to address these material weaknesses.

Accordingly, these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by our internal controls.

22 of 24

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

GivBux Inc
(Registrant)
March 27, 2025
Date
Umesh Singh CEO (Principal Executive Officer)
(Signature) **

March 27, 2025	Michael Arnkvarn ( Principal Financial Officer)
Date	(Signature) **

24 of 24