Form 10-Q
period 2025-03-31
GIVBUX, INC.
filed 2025-05-15
CIK 1169138

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended 3/31/2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _____________________

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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐ Yes ☐ No

As of May 14, 2025, 94,572,767 shares of common stock, par value $0.001 per share were issued and outstanding.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

GivBux, Inc

Consolidated Balance sheets

(Unaudited)

	March 31,	December 31,
	2025	2024
Assets
Current assets
Cash	$17,153	$18,374
Prepaid expenses	2,143	4,583
Other receivable	180	180
Total current assets	19,476	23,137

Total Assets	$19,476	$23,137

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable	$175,669	$188,862
Accrued liabilities	871,875	759,789
Advances for convertible note to be issued	56,000	-
Due to related party	3,275	3,275
Notes payable - related parties	927,359	955,165
Loans payable, net discount of $0	525,150	526,150
Convertible notes, net discount of $138,836 and $126,839	464,993	379,890
Derivative liabilities	631,305	319,337
Operating lease liabilities - current	-	-
Total Current Liabilities	3,655,626	3,132,468

Total Liabilities	3,655,626	3,132,468

Stockholders’ Deficit
Preferred stock: 10,000,000 authorized; $0.001 par value 0 shares issued and outstanding	-	-
Common stock: 100,000,000 authorized; $0.001 par value 94,572,767 issued and outstanding	94,573	94,573
Additional paid in capital	3,679,454	3,679,454
Common stock to be issued, 46,667 shares	70,000	70,000
Accumulated deficit	(7,480,177)	(6,953,358)
Total Stockholders’ Deficit	(3,636,150)	(3,109,331)
Total Liabilities and Stockholders’ Deficit	$19,476	$23,137

See accompanying notes to unaudited consolidated financial statements.

2 of 23

GivBux, Inc

Consolidated Statement of Operations

(Unaudited)

	Three Months Ended
	March 31,
	2025	2024

Revenue	$66,023	$47,369
Cost of revenue	55,150	-
Gross profit	10,873	47,369

Operating expenses
General and administrative	179,526	107,345
Sales and marketing	85	30,000
Professional fees	14,782	7,210
Total operating expenses	194,393	144,555

Loss from operations	(183,520)	(97,186)

Other income (expense)
Interest expense	(111,450)	(38,845)
Change in fair value of derivative liabilities	(231,849)	5,634
Total other expense	(343,299)	(33,211)

Loss before income taxes	(526,819)	(130,397)
Provision for income taxes	-	-
Net loss	$(526,819)	$(130,397)

Basic and diluted loss per Common Share	$(0.01)	$(0.00)
Basic and diluted weighted average number of common shares outstanding	94,619,434	88,579,434

See accompanying notes to unaudited consolidated financial statements.

3 of 23

GivBux, Inc

Consolidated Statement of change in Stockholders’ Deficit

(Unaudited)

For the Three Months Ended March 31, 2025

	Common Stock		Additional Paid in	Common Stock to be issued		Accumulated	Total Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Deficit

Balance - December 31, 2024	94,572,767	$94,573	$3,679,454	46,667	$70,000	$(6,953,358)	$(3,109,331)

Net loss	-	-	-		-	(526,819)	(526,819)
Balance - March 31, 2025	94,572,767	$94,573	$3,679,454	46,667	$70,000	$(7,480,177)	$(3,636,150)

For the Three Months Ended March 31, 2024

	Common Stock		Additional Paid in	Common Stock to be issued		Accumulated	Total Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Deficit

Balance - December 31, 2023	88,572,767	$88,573	$1,405,454	46,667	$70,000	$(3,637,166)	$(2,073,139)

Net loss	-	-	-	-	-	(130,397)	(130,397)
Balance - March 31, 2024	88,572,767	$88,573	$1,405,454	46,667	$70,000	$(3,767,563)	$(2,203,536)

See accompanying notes to unaudited consolidated financial statements.

4 of 23

GivBux, Inc

Consolidated Statement of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
	2025		2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(526,819)	$(130,397)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount		73,222	26,923
Non-cash leases expenses		-	60,357
Change in fair value of derivative liabilities		231,849	(5,634)
Changes in operating assets and liabilities:
Prepaid expenses		2,440	20,845
Accounts payable and accrued liabilities		67,090	62,725
Accrued interest		31,803	5,296
Accrued interest-related parties		6,425	6,876
Operating lease liabilities		-	(62,323)
Net Cash used in Operating Activities		(113,990)	(15,332)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances for convertible note to be issued		56,000	-
Proceeds from loans payable		35,000	2,000
Proceeds from convertible notes		92,000	-
Repayment of loans payable		(36,000)	-
Proceeds from related parties		7,250	15,430
Repayment loan to related parties		(41,481)	(17,431)
Net Cash provided by (Used in) Financing Activities		112,769	(1)

Net change in cash		(1,221)	(15,333)
Cash, beginning of period		18,374	41,870
Cash, end of period		$17,153	$26,537

Supplemental cash flow information
Cash paid for interest	$		$-
Cash paid for taxes		$-	$-

Non-cash Investing and Financing transactions:
Derivative liabilities recognized as debt discount		$80,119	$-

See accompanying notes to unaudited consolidated financial statements.

5 of 23

GivBux, Inc.

Notes to Consolidated Financial Statements

March 31, 2025

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

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which contemplates the Company’s continuation as a going concern. The Company has incurred net losses of $526,819 during the three months ended March 31, 2025, and has an accumulated deficit of $7,480,177 as of March 31, 2025. In addition, current liabilities exceed current assets by $3,636,150 as of March 31, 2025.

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

6 of 23

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

For the three months ended March 31, 2025, and 2024, the following common stock equivalents were excluded from the computation of diluted net loss per share as the result of the computation was anti-dilutive.

	March 31	March 31
	2025	2024
	Shares	Shares
Convertible notes	352,465	371,816

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

7 of 23

The following table summarizes fair value measurements by level as of March 31, 2025, and December 31, 2024, measured at fair value on a recurring basis:

March 31, 2025	Level 1	Level 2	Level 3	Total
Assets
None	$-	$-	$-	$-
Liabilities
Derivative liabilities	$-	$-	$631,305	$631,305

December 31, 2024	Level 1	Level 2	Level 3	Total
Assets
None	$-	$-	$-	$-
Liabilities
Derivative liabilities	$-	$-	$319,337	$319,337

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

8 of 23

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

On February 29, 2024, the term of lease terminated, and the Company moved out from premises. As of March 31, 2024, the Company’s lease agreement is accounted for as operating leases.

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

NOTE 3 – LEASES

On March 1, 2021, the Company entered into lease agreements to rent office and marina spaces for a three-year term at $29,250 per month for the first twelve months. The Company leases its offices at 2801 W Coast Hwy, Suite 200, Newport Beach CA 92663. The lease was terminated on February 29, 2024, the Company moved out from premises on April 15, 2024. The Company moved to a new office at 2751W Coast Hwy on a month-to-month basis.

In accordance with ASC 842, the Company recognized operating lease ROU assets and lease liabilities as follows:

The components of lease expense were as follows:

	Three Months Ended
	March 31,
	2025	2024
Lease cost:
Operating lease cost	$-	$60,444
Short-term lease cost	104,724	(1,581)
Sublease income	-	(1,500)
Total lease cost	$104,724	$57,363

Supplemental cash flow information related to leases was as follows:

	Three Months Ended
	March 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$-	$42,816

Weighted-average remaining lease term - operating leases (year)	-	-
Weighted-average discount rate- operating leases	-	3.35%

Supplemental balance sheet information related to leases was as follows:

As of March 31, 2025 and December 31, 2024, the operating lease right-of-use asset and operating lease liabilities was $0.

9 of 23

NOTE 4 – RELATED PARTYS ITEMS

Notes Payable Related Parties

During the three months months ended March 31, 2025, and 2024, the Company obtained $7,250 and $15,430 loan from our related parties, repaid $41,481 and $17,431 to our related parties and recognized interest of $6,425 and $6,876, respectively.

As of March 31, 2025, and December 31,2024, the Company had notes payable related parties of $802,518 and $836,749 and accrued interest of $124,841 and $118,417, respectively. The notes are unsecured, 3% interest bearing and due on demand.

Due to related parties

As of March 31,2025, and December 31,2024, the Company had due to related party of $3,275.

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The following table summarizes the components of the Company’s accounts payable and accrued liabilities as of the dates presented:

	March 31,	December 31,
	2025	2024
Trade payable	$175,669	$188,862
Salary payable	423,000	393,000
Accrued interest	133,572	101,769
Other current liabilities	315,303	265,020
	$1,047,544	$948,651

NOTE 6 – LOANS PAYABLE

The components of loans payable as of March 31, 2025, and December 31, 2024, were as follows:

Payment date	Principal Amount	Maturity date	Interest rate	March 31, 2025	December 31, 2024
January 19, 2022	$12,500	January 19, 2023	7%	$12,500	$12,500
March 7, 2022	$3,000	March 7, 2023	7%	3,000	3,000
October 13, 2022	$25,000	October 13, 2023	7%	12,500	12,500
January 31, 2023	$100,000	Due on demand	0%	100,000	100,000
February 9, 2023	$10,000	Due on demand	0%	10,000	10,000
March 1, 2023	$50,000	Due on demand	0%	50,000	50,000
April 5, 2023	$25,000	August 3, 2023	15% fixed	25,000	25,000
May 19, 2023	$4,000	Due on demand	0%	4,000	4,000
June 20, 2023	$40,000	September 18, 2023	12% fixed	40,000	40,000
July 12, 2023	$4,150	Due on demand	0%	4,150	4,150
July 17, 2023	$50,000	Due on demand	0%	50,000	50,000
October 6, 2023	$10,000	October 6, 2024	7%	10,000	10,000
December 6, 2023	$1,000	Due on demand	0%	2,000	2,000
December 26, 2023	$100,000	April 18, 2024	0%	100,000	100,000
February 9,2024	$1,000	Due on demand	0%	1,000	1,000
July 17, 2024	$37,000	January 15, 2025	5%	37,000	37,000
August 14, 2024	$64,000	January 15, 2025	5%	64,000	64,000
December 30, 2024	$1,000	Due on demand	0%	-	1,000
Total loans payable				$525,150	$526,150
Less: Current portion				525,150	526,150
Long-term portion				$-	$-

10 of 23

On December 26, 2023, the Company entered into a promissory note agreement with an investor for the principal amount of $100,000, received the amount of $75,000 in cash, non-secured, free interest with maturity date of April 18, 2024. The Company recognized a debt discount of $25,000. The debt discount is being amortized over the life of the note using the effective interest method.

During the three months ended March 31, 2025, and 2024, the Company borrowed $35,000 and $2,000 non-secured loans, free interest for a short period of one month and due on demand, repaid loans of $36,000 and $0 , respectively.

As of March 31, 2025, and December 31, 2024, nine (9) and seven (7) loans with unpaid balance of $304.000and $203,000 are in default, respectively.

During the three months ended March 31, 2025, and 2024, the Company recognized interest and default penalty of $5,089 and $1,798 and amortization debt discount of $0 and $19,956, respectively.

As of March 31, 2025, and December 31, 2024, the Company had loans payable of $525,150 and $526,150, accrued interest of $28,471 and $23,382, respectively.

NOTE 7 –CONVERTIBLE NOTES PAYABLE

Issuance date	Principal Amount	Maturity date	Interest rate	March 31, 2025	December 31, 2024
September 30, 2019	$30,000	September 30, 2021	8%	$30,000	$30,000
January 29, 2020	$10,000	January 29, 2021	8%	$10,000	$10,000
February 26, 2020	$10,000	February 26, 2021	8%	$10,000	$10,000
March 6, 2020	$7,500	March 6, 2021	8%	$7,500	$7,500
March 5, 2020	$3,700	March 5, 2021	8%	$5,900	$5,900
March 9, 2020	$1,200	March 9, 2021	8%	$1,200	$1,200
March 26, 2020	$60,000	March 26, 2021	10%	$60,000	$60,000
March 5, 2021	$11,300	March 5, 2022	8%	$11,300	$11,300
July 11, 2023	$11,000	July 11, 2024	7%	$11,000	$11,000
August 22, 2023	$10,000	August 22, 2024	7%	$10,000	$10,000
November 1, 2023	$7,000	October 31, 2024	7%	$7,000	$7,000
April 4, 2024	$109,379	October 3, 2024	10%	$109,379	$109,379
April 23, 2024	$5,000	April 23, 2025	10%	$5,000	$5,000
May 8, 2024	$25,000	May 8, 2025	20%	$25,000	$25,000
May 8, 2024	$50,000	May 8, 2025	10%	$50,000	$50,000
June 5, 2024	$50,000	June 1, 2025	10%	$50,000	$50,000
June 27, 2024	$700	June 27, 2025	10%	$700	$700
July 17, 2024	$50,000	July 17, 2025	10%	$50,000	$50,000
November 13, 2024	$52,750	November 13, 2025	10%	$52,750	$52,750
December 30,2024	$1,000	January 30, 2025	10%	$1,000	$-
January 2.2025	1,500	January 31, 2025	10%	$1,500	$-
January 17.2025	$37,500	January 17, 2026	10%	$37,500	$-
February 5,2025	$56,100	February 4, 2026	10%	$56,100	$-
February 19.2025	$1,000	February 19, 2026	8%	$1,000	$-
				603,829	506,729
Less: Unamortized debt discount				(138,836)	(126,839)
Total convertible notes payable				464,993	379,890
Less: Current portion				464,993	379,890
Long-term portion				$-	$-

11 of 23

The components of convertible notes payable as of March 31, 2025, and December 31, 2024, were as follows:

Convertible notes payable consists of the following:

●	Terms ranging from five months to one year.
●	Annual interest rates range from 7% – 10%.
●	Convertible at the option of the holders at any time during the period of note, after maturity date or 6 months after issuance date.
●	Conversion prices is a fixed of $0.50 for certain notes. Certain notes have a conversion price of 25% and 45% discount to the operative market valuation of the Company.

During the three months ended March 31, 2025, and 2024, the Company issued convertible notes of $97,100 and $0, respectively.

On February 5,2025, the Company entered into a convertible promissory note of $51,000 with 10% original issue discount (OID), interest rate of 10% per annum, conversion price of 45% of the average price of the Company’s common stock during the 20 consecutive trading days prior to the date of the conversion with maturity date of February 4,2025. During the three months ended February 28,2025, the Company obtained the initial consideration of $51,000 with 10% OID of $5,100 for total initial principal amount of $56,100.

During the three months ended March 31, 2025, the Company entered into four (4) convertible promissory notes agreements of $41,000 with an interest rate of 8% and 10% per annum for a term of one (1) and twelve (12) months. The noteholders have the right from time to time during the period of the note to convert the unpaid principal into common stock at a price of 25% discount to the average trading price during the ten (10) day period ending on the last complete training day prior to the conversion date.

As of March 31, 2025, and December 31, 2024, fourteen (14) and twelve (12) convertible notes with unpaid balance of $275,779 and $273,279 are in default, respectively

During the three months ended March 31, 2025, and 2024, the Company recognized interest of $26,714 and $3,498, amortization debt discount of $73,222 and $6,967, respectively.

As of March 31, 2025, and December 31, 2024, the Company had convertible notes payable of $603,829 and $506,729, unamortized debt discount of $138,836 and $126,839 and accrued interest of $105,102 and $78,388, respectively.

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

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of March 31, 2025. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each convertible note is estimated using the Black-Scholes valuation model.

12 of 23

For the three months ended March 31, 2025, and the year ended December 31, 2024, the estimated fair values of the liabilities measured on a recurring basis are as follows:

	Three Months ended	Year ended
	March 31	December 31,
	2025	2024
Term	0.06 - 1.00 years	0.01 - 1.12 years
Expected average volatility	95% - 268%	0% - 304%
Expected dividend yield	-	-
Risk-free interest rate	4.03% -4.22%	3.96% -5.39%

The following table summarizes the changes in the derivative liabilities during the three months ended March 31, 2025.

Fair Value Measurements Using Significant Observable Inputs (Level 3)

Balance - December 31, 2024	$319,337

Addition of new derivatives recognized as debt discounts	80,119
Addition of new derivatives recognized as loss on derivatives	51,580
Loss on change in fair value of the derivative	180,269
Balance - March 31, 2025	$631,305

The aggregate loss on derivatives during the three months ended March 31, 2025, and 2024 as follows.

	Three Months Ended
	March 31,
	2025	2024
Day one loss due to derivative liabilities on convertible note	$51,580	$-
Loss (gain) on change in fair value of the derivative liabilities	180,269	(5,634)
	$231,849	$(5,634)

Note 9 – Advances for Convertible Notes to be Issued

During the three months ended March 31, 2024, the Company obtained $56,000 from one (1) lender in cash for issuance of convertible promissory note. As of March 31, 2025, the Company has not issued convertible promissory note agreement. On April 30,2025, the Company issued convertible note of $ 210,000 with 10% original issue discount (OID), interest rate of 10% per annum, conversion price of 55% of the average price of the Company’s common stock during the 20 consecutive trading days prior to the date of the conversion with maturity date of April 29,2026.

NOTE 10 –STOCKHOLDERS’ EQUITY

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

13 of 23

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

Common Stock

The Company has authorized 100,000,000 shares of common stock with a par value of $0.001 per share.

As of March 30, 2025, and December 31, 2024, the Company had 94,572,767 shares of Common Stock outstanding, and no shares of Preferred Stock issued and outstanding (Series A, B and C). The Board of Directors may fix and determine the relative rights and preferences of the shares of any established series.

NOTE 11 – COMMITMENTS

On November 1, 2023, the Company entered into a mutual venture agreement with an entity for operation of a yacht charter business. During the year ended December 31, 2023, the Company received $100,000 in advance, but the agreement was not completed and signed. As of March 31, 2025, the Company owns $100,000 to the other part of the agreement.

On December 12,2024, the Company entered into a finders (“Finder”) agreement for fundraising, marketing and facility booking services. The Finder will receive a fee of 20% commission on the standard rental booking and a fee of 30% in cash and 5% in stock of the total funds raised. As of March 31,2025, the subject of agreement did not occur.

NOTE 12 - SUBSEQUENT EVENTS

Management evaluated all additional events through the date the consolidated financial statements were available to be issued. Based upon this review, unless noted below, the Company did not identify any material subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

On April 30,2025, the Company entered into a convertible promissory note of $210,000 with 10% original issue discount (OID), interest rate of 10% per annum, conversion price of 55% of the average price of the Company’s common stock during the 20 consecutive trading days prior to the date of the conversion with maturity date of April 30, 2026. During the three months ended February 28,2025, the Company obtained the initial consideration of $51,000 (see Note 9) and as of filing of this consolidate financial statements, the Company obtained the initial consideration of $84,559.

In May 2025, the Company’s Board of Directors authorized the issuance of the convertible promissory note and warrants to an investor. The convertible promissory note was for the amount of $510,000 with 10% original discount (OID) , interest rate of 6% per annum , conversion price of the lesser of (i) the closing price of the Company’s common stock on the trading market on the issuance date and (ii) 84% of the lowest Volume Weighted Average Price (VWAP) over the ten trading day period ending on the date the conversion notice. The common stock purchase warrant was for 3,631,083 shares of common stock for a period of 5 years, with the exercise price of the closing price of common stock on the trading market on the intimal exercise date. As of filing this consolidate financial statements, the Company obtained the initial consideration of $510,000.

14 of 23

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

During the quarter ending 3/31/25 revenues were slightly higher $ 66,023 versus $ 47,369 for the same period ending 3/31/24. However when compared to the quarter ending 12/31/24, the company experienced a drop in sales from the $ 214,008 in that period. The gross profit for the period ending 3/31/25 was $10,873 versus $ 41.812 for the previous quarter ending 12/31/24. During the previous quarter ending 12/31/24 the company did a lot of beta testing and recruiting of associates which resulted in a larger sales number but little gross profit. The company reduced its sales promotions for the quarter ending 3/31/25, resulting in fewer sales but a much higher gross profit in percentage of sales when compared to the previous quarter ending 12/31/24.

Operating expenses of $ $ 194,393 were comparable to the operating expenses of $ 269,851 for the period ending 12/31/24 except for additional interest expense of $ 111,450 and a change in fair value of derivative liabilities of $231,849 for the period ending 3/31/25. This increased the net loss for the quarter ending 3/31/25 by $ 526,819 versus a net loss of $ 130,397 for the corresponding period of 3/31/24

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

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

15 of 23

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

16 of 23

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

17 of 23

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

18 of 23

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

19 of 23

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

20 of 23

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

21 of 23

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

Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. As a result, we have been unable to improve our internal controls over financial reporting during the quarter ending March 31, 2025. However, to the extent possible, we will implement procedures to ensure that the initiation of transactions, the custody of assets, and the recording of transactions will be performed by separate individuals. Management is currently evaluating the steps to address these material weaknesses.

Accordingly, these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by our internal controls.

Exhibit Number	Description

1	Convertible Note $37,500 25-01-17
2	Convertible Note Nicosel $50,000
3	Con Prom Note 12-30-24 Joseph Sirianni 1K
4	Con Prom Note 01-02-25 Joseph Sirianni $1500
5	Agr GBux 01-08-25 GMF Ventures 35K
7	Con Prom Note 11-01-23 Step Well Malaysia
8	Con Prom Note Nicosel $50,000 11-13-24
9	Con Prom Note 10-06-23 Step Well Malaysia 10K
31.1	Principal Executive Officer certification
31.2	Principal Financial Officer Certification
32	Certification
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of Equity Securities

Item 3. Defaults Upon Senior Securities.

There were no material defaults during this reporting period

Item 5. Other Information.

The company filed a 8k on April 8, 2025 as on April 4, 2025 the Board of Directors of GivBux Inc.( the Company) approved the engagement of LAO Professional Services as the Company’s independent registered public accounting firm to perform the year end audit for the period ending 12/31/2024. The Company’s previous auditor Olayinka Oyebola & Co were dismissed due to charges brought against this entity by the SEC relating to securities fraud, As well, OTC Markets had recently put Olayinka Oyebola & Co on their Prohibited Service Providers List which has also aggravated the situation.

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

22 of 23

SIGNATURES*

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GivBux Inx
(Registrant)
May 15, 2025
Date
/s/ Umesh Singh CEO (Principal Executive Officer)
(Signature) **

May 15, 2025	/s/ Michael Arnkvarn ( Principal Financial Officer)
Date	(Signature) **

23 of 23