Form 10-Q
period 2025-06-30
GIVBUX, INC.
filed 2025-08-13
CIK 1169138

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended 6/30/2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________to _______________

Commission File Number: 000-52142

GivBux Inc

Nevada	84-1609495
(I.R.S. Employer Identification No.)

2751 W Coast Hwy Suite 200 Newport Beach CA	92663
(Zip Code)

(1) 844 -448-2899

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares	GBUX	OTC Pink Sheet

SEC 1296 (02-23)	Potential persons who are to respond to the collection of information contained in this Form are not required to respond unless the Form displays a currently valid OMB control number.

Umesh Singh CEO

Robert Thompson Director

Michael Arnkvarn Director

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ ☒ No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐ Yes ☐ No

As of June 30, 2025, 94,851,733 shares of common stock.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

GivBux, Inc

Consolidated Balance sheets

(Unaudited)

	June 30,	December 31,
	2025	2024
Assets
Current assets
Cash	$18,157	$18,374
Prepaid expenses	45,500	4,583
Other receivable	180	180
Deferred offering costs	55,000	-
Total current assets	118,837	23,137

Property and equipment, net	21,868	-
Total Assets	$140,705	$23,137

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable	$252,487	$188,862
Accrued liabilities	724,024	759,789
Advances for convertible note to be issued	15,000	-
Due to related party	3,275	3,275
Notes payable - related parties	897,789	955,165
Loans payable, net discount of $0	525,150	526,150
Convertible notes, net discount of $605,514 and $126,839	710,796	379,890
Derivative liabilities	5,951,887	319,337
Total Current Liabilities	9,080,408	3,132,468

Total Liabilities	9,080,408	3,132,468

Stockholders’ Deficit
Preferred stock: 10,000,000 authorized; $0.001 par value 0 shares issued and outstanding	-	-
Common stock: 100,000,000 authorized; $0.001 par value 94,851,733 and 94,572,767 shares issued and outstanding, respectively	94,852	94,573
Additional paid in capital	27,628,323	3,679,454
Common stock to be issued, 46,667 shares	70,000	70,000
Accumulated deficit	(36,732,878)	(6,953,358)
Total Stockholders’ Deficit	(8,939,703)	(3,109,331)
Total Liabilities and Stockholders’ Deficit	$140,705	$23,137

See accompanying notes to unaudited consolidated financial statements.

2 of 25

GivBux, Inc

Consolidated Statement of Operations

(Unaudited)-

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024

Revenue	$55,803	$25,030	$121,826	$72,399
Cost of revenue	39,434	-	94,584	-
Gross profit	16,369	25,030	27,242	72,399

Operating expenses
General and administrative	303,115	255,785	482,641	363,130
Sales and marketing	68,492	30,300	68,577	60,300
Professional fees	182,343	2,314,093	197,125	2,321,303
Total operating expenses	553,950	2,600,178	748,343	2,744,733

Loss from operations	(537,581)	(2,575,148)	(721,101)	(2,672,334)

Other income (expense)
Interest expense	(269,382)	(59,334)	(380,832)	(98,179)
Interest income	-	-	-	-
Change in fair value of derivative liabilities	(5,320,673)	(30,313)	(5,552,522)	(24,679)
Gain on settlement of liability	22,805	-	22,805	-
Total other expense	(5,567,250)	(89,647)	(5,910,549)	(122,858)

Loss before income taxes	(6,104,831)	(2,664,795)	(6,631,650)	(2,795,192)
Provision for income taxes	-	-	-	-
Net loss	$(6,104,831)	$(2,664,795)	$(6,631,650)	$(2,795,192)

Basic and diluted loss per Common Share	$(0.06)	$(0.03)	$(0.07)	$(0.03)
Basic and diluted weighted average number of common shares outstanding	94,819,184	94,447,566	94,756,839	91,513,500

See accompanying notes to unaudited consolidated financial statements.

3 of 25

GivBux, Inc

Consolidated Statement of change in Stockholders’ Deficit

(Unaudited)

For the Three and Six Months Ended June 30, 2025

			Additional	Common Stock			Total
	Common Stock		Paid in	to be issued		Accumulated	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Deficit

Balance - December 31, 2024	94,572,767	$94,573	$3,679,454	46,667	$70,000	$(6,953,358)	$(3,109,331)

Net loss	-	-	-	-	-	(526,819)	(526,819)
Balance - March 31, 2025	94,572,767	94,573	3,679,454	46,667	70,000	(7,480,177)	(3,636,150)
Common stock issued for compensation -services	95,600	96	177,305	-	-	-	177,401
Common stock issued for convertible notes - commitment shares	183,366	183	623,694	-	-	-	623,877
Dividend if forms of warrants	-	-	23,147,870	-	-	(23,147,870)	-
Net loss	-	-	-	-	-	(6,104,831)	(6,104,831)
Balance - June 30, 2025	94,851,733	$94,852	$27,628,323	46,667	$70,000	$(36,732,878)	$(8,939,703)

For the Three and Six Months Ended June 30, 2025

			Additional	Common Stock			Total
	Common Stock		Paid in	to be issued		Accumulated	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Deficit

Balance - December 31, 2023	88,572,767	$88,573	$1,405,454	46,667	$70,000	$(3,637,166)	$(2,073,139)

Net loss	-	-	-	-	-	(130,397)	(130,397)
Balance - March 31, 2024	88,572,767	88,573	1,405,454	46,667	70,000	(3,767,563)	(2,203,536)

Common stock issued for compensation -services	6,000,000	6,000	2,274,000	-	-	-	2,280,000
Net loss	-	-	-		-	(2,664,795)	(2,664,795)
Balance - June 30, 2024	94,572,767	$94,573	$3,679,454	46,667	$70,000	$(6,432,358)	$(2,588,331)

See accompanying notes to unaudited consolidated financial statements.

4 of 25

GivBux, Inc

Consolidated Statement of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,631,650)	$(2,795,192)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation -services	177,401	2,280,000
Amortization of debt discount	300,252	71,554
Depreciation	4,373	-
Non-cash leases expenses	-	60,357
Change in fair value of derivative liabilities	5,552,522	24,679
Gain on settlement of liability	22,805	-
Changes in operating assets and liabilities:
Prepaid expenses	(40,917)	22,281
Other receivable	-	(80)
Accounts payable and accrued liabilities	(62,603)	229,199
Accrued interest	67,658	13,175
Accrued interest-related parties	12,922	13,701
Operating lease liabilities	-	(62,323)
Net Cash used in Operating Activities	(597,237)	(142,649)

CASH FLOWS FROM INVESTING ACTIVITIES:
Improvement leased property	(26,241)	-
Net Cash used in Investing Activities	(26,241)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances for convertible note to be issued	15,000	-
Deferred offering cost	(55,000)	-
Proceeds from loans payable	35,000	2,000
Proceeds from convertible notes	734,559	167,400
Repayment of loans payable	(36,000)	-
Proceeds from related parties	7,250	28,440
Repayment loan to related parties	(77,548)	(57,866)
Net Cash provided by Financing Activities	623,261	139,974

Net change in cash	(217)	(2,675)
Cash, beginning of period	18,374	41,870
Cash, end of period	$18,157	$39,195

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash Investing and Financing transactions:
Dividend in form of warrants	$23,147,870	$-
Common stock issued for compensation- services	$177,401	$2,280,000
Common stock issued for convertible notes - commitment shares	$623,877	$-
Derivative liabilities recognized as debt discount	$429,972	$167,400
Derivatives recognized as warrant	$510,000	$-

See accompanying notes to unaudited consolidated financial statements.

5 of 25

GivBux, Inc.

Notes to Consolidated Financial Statements

June 30, 2025

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

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which contemplates the Company’s continuation as a going concern. The Company has incurred net losses of $6,631,650 during the six months ended June 30, 2025, and has an accumulated deficit of $36,732,878 as of June 30, 2025. In addition, current liabilities exceed current assets by $8,961,571 as of June 30, 2025.

Management intends to raise additional operating funds through equity and/or debt offerings. However, there can be no assurance management will be successful in its endeavors.

There are no assurances that the Company will be able to either (1) achieve a level of revenue adequate to generate sufficient cash flow from operations; or (2) obtain additional financing through either private placement, public offerings and/or bank financing necessary to support its working capital requirements. To the extent that funds generated from operations and any private placements, public offerings and/or bank financing are insufficient, the Company will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company. If adequate working capital is not available to the Company, it may be required to curtail or cease its operations.

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

6 of 25

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

For the six months ended June 30, 2025, and 2024, the following common stock equivalents were excluded from the computation of diluted net loss per share as the result of the computation was anti-dilutive.

	June 30	June 30
	2025	2024
	Shares	Shares
Convertible notes	494,853	718,195
Warrants	3,631,083	-
Warrants -dividend	9,485,173	-
	13,611,109	718,195

7 of 25

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

The following table summarizes fair value measurements by level as of June 30, 2025, and December 31, 2024, measured at fair value on a recurring basis:

June 30, 2025	Level 1	Level 2	Level 3	Total
Assets
None	$-	$-	$-	$-
Liabilities
Derivative liabilities	$-	$-	$5,951,887	$5,951,887

December 31, 2024	Level 1	Level 2	Level 3	Total
Assets
None	$-	$-	$-	$-
Liabilities
Derivative liabilities	$-	$-	$319,337	$319,337

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

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. The fair value of the warrants was estimated using a Black-Scholes pricing model.

Deferred Offering Costs

Pursuant to ASC 340-10-S99-1, costs directly attributable to an offering of equity securities are deferred and would be charged against the gross proceeds of the offering as a reduction of additional paid-in capital. Deferred offering costs consist of underwriting, legal, accounting, and other expenses incurred through the balance sheet date that are directly related to the proposed public offering. Should the proposed public offering prove to be unsuccessful, these deferred costs, as well as additional expenses to be incurred, will be expensed.

8 of 25

As of June 30, 2025, and December 31,2024, deferred offering costs consisted of the following:

	June 30	December 31
	2025	2024
Legal fees	$55,000	$-
Total	$55,000	$-

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid investments with remaining maturities of less than ninety days at the date of purchase. We maintain cash and cash equivalent balances with financial institutions that exceed federally insured limits. We have not experienced any losses related to these balances, and we believe the credit risk to be minimal. The Company does not have any cash equivalents.

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation. Depreciation is provided over the assets’ estimated useful lives, using the straight-line method. Currently our assets consist of improvement leased property which we amortize over a lease period of one year.

Maintenance and repairs are charged to expenses as incurred. Improvements of a major nature are capitalized. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any gains or losses are reflected in income

Leases

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

9 of 25

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

On February 29, 2024, the term of lease terminated, and the Company moved out of premises. As of June 30, 2024, the Company’s lease agreement is accounted for as operating leases. On May 9,2025, the Company entered into a lease agreement with a term of one year.

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

On May 9,2025, the Company entered into a lease agreement with a term of one year.

In accordance with ASC 842, the Company recognized operating lease ROU assets and lease liabilities as follows:

The components of lease expense were as follows:

	Six Months Ended
	June 30,
	2025	2024
Lease cost:
Operating lease cost	$-	$120,888
Short-term lease cost	203,422	135,026
Sublease income	-	(1,500)
Total lease cost	$203,422	$254,414

Supplemental cash flow information related to leases was as follows:

	Six Months Ended
	June 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$-	$153,001

Weighted-average remaining lease term - operating leases (year)	-	-
Weighted-average discount rate — operating leases	0.00%	3.35%

Supplemental balance sheet information related to leases was as follows:

As of June 30, 2025, and December 31, 2024, the operating lease right-of-use asset and operating lease liabilities were $0.

10 of 25

NOTE 4 – RELATED PARTYS ITEMS

Notes Payable Related Parties

During the six months ended June 30, 2025, and 2024, the Company obtained $7,250 and $28,440 loan from our related parties, repaid $77,548 and $57,866 to our related parties and recognized interest of $12,922 and $13,701, respectively.

As of June 30, 2025, and December 31,2024, the Company had notes payable related parties of $766,452 and $836,749 and accrued interest of $131,337 and $118,417, respectively. The notes are unsecured, 3% interest bearing and due on demand.

Due to related parties

As of June 30,2025, and December 31,2024, the Company had due to related party of $3,275.

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The following table summarizes the components of the Company’s accounts payable and accrued liabilities as of the dates presented:

	June 30,	December 31,
	2025	2024
Trade payable	$252,487	$188,862
Salary payable	453,000	393,000
Accrued interest	169,427	101,769
Other current liabilities	101,597	265,020
	$976,511	$948,651

NOTE 6 – LOANS PAYABLE

The components of loans payable as of June 30, 2025, and December 31, 2024, were as follows:

Payment date	Principal Amount	Maturity date	Interest rate	June 30, 2025	December 31, 2024
January 19, 2022	$12,500	January 19, 2023	7%	$12,500	$12,500
March 7, 2022	$3,000	March 7, 2023	7%	3,000	3,000
October 13, 2022	$25,000	October 13, 2023	7%	12,500	12,500
January 31, 2023	$100,000	Due on demand	0%	100,000	100,000
February 9, 2023	$10,000	Due on demand	0%	10,000	10,000
March 1, 2023	$50,000	Due on demand	0%	50,000	50,000
April 5, 2023	$25,000	August 3, 2023	15% fixed	25,000	25,000
May 19, 2023	$4,000	Due on demand	0%	4,000	4,000
June 20, 2023	$40,000	September 18, 2023	12% fixed	40,000	40,000
July 12, 2023	$4,150	Due on demand	0%	4,150	4,150
July 17, 2023	$50,000	Due on demand	0%	50,000	50,000
October 6, 2023	$10,000	October 6, 2024	7%	10,000	10,000
December 6, 2023	$1,000	Due on demand	0%	2,000	2,000
December 26, 2023	$100,000	April 18, 2024	0%	100,000	100,000
February 9,2024	$1,000	Due on demand	0%	1,000	1,000
July 17, 2024	$37,000	January 15, 2025	5%	37,000	37,000
August 14, 2024	$64,000	January 15, 2025	5%	64,000	64,000
December 30, 2024	$1,000	Due on demand	0%	-	1,000
Total loans payable				$525,150	$526,150
Less: Current portion				525,150	526,150
Long-term portion				$-	$-

On December 26, 2023, the Company entered into a promissory note agreement with an investor for the principal amount of $100,000, received the amount of $75,000 in cash, non-secured, free interest with maturity date of April 18, 2024. The Company recognized a debt discount of $25,000. The debt discount is being amortized over the life of the note using the effective interest method.

11 of 25

During the six months ended June 30, 2025, and 2024, the Company borrowed $35,000 and $2,000 non-secured loans, free interest for a short period of one month and due on demand, repaid loans of $36,000 and $0, respectively.

As of June 30, 2025, and December 31, 2024, nine (9) and seven (7) loans with unpaid balance of $304.000and $203,000 are in default, respectively.

During the six months ended June 30, 2025, and 2024, the Company recognized interest and default penalty of $6,081 and $3,596 and amortization debt discount of $0 and $23,904, respectively.

As of June 30, 2025, and December 31, 2024, the Company had loans payable of $525,150 and $526,150, accrued interest of $29,463 and $23,382, respectively.

NOTE 7 –CONVERTIBLE NOTES PAYABLE

Issuance date	Principal Amount	Maturity date	Interest rate	June 30, 2025	December 31, 2024
September 30, 2019	$30,000	September 30, 2021	8%	$30,000	$30,000
January 29, 2020	$10,000	January 29, 2021	8%	$10,000	$10,000
February 26, 2020	$10,000	February 26, 2021	8%	$10,000	$10,000
March 6, 2020	$7,500	March 6, 2021	8%	$7,500	$7,500
March 5, 2020	$3,700	March 5, 2021	8%	$5,900	$5,900
March 9, 2020	$1,200	March 9, 2021	8%	$1,200	$1,200
March 26, 2020	$60,000	March 26, 2021	10%	$60,000	$60,000
March 5, 2021	$11,300	March 5, 2022	8%	$11,300	$11,300
July 11, 2023	$11,000	July 11, 2024	7%	$11,000	$11,000
August 22, 2023	$10,000	August 22, 2024	7%	$10,000	$10,000
November 1, 2023	$7,000	October 31, 2024	7%	$7,000	$7,000
April 4, 2024	$109,379	October 3, 2024	10%	$109,379	$109,379
April 23, 2024	$5,000	April 23, 2025	10%	$5,000	$5,000
May 8, 2024	$25,000	May 8, 2025	20%	$25,000	$25,000
May 8, 2024	$50,000	May 8, 2025	10%	$50,000	$50,000
June 5, 2024	$50,000	June 1, 2025	10%	$50,000	$50,000
June 27, 2024	$700	June 27, 2025	10%	$700	$700
July 17, 2024	$50,000	July 17, 2025	10%	$50,000	$50,000
November 13, 2024	$52,750	November 13, 2025	10%	$52,750	$52,750
December 30,2024	$1,000	January 30, 2025	10%	$1,000	$-
January 2.2025	$1,500	January 31, 2025	10%	$1,500	$-
January 17.2025	$37,500	January 17, 2026	10%	$37,500	$-
February 5,2025	$56,100	February 4, 2026	10%	$56,100	$-
February 19.2025	$1,000	February 19, 2026	8%	$1,000	$-
April 30, 2025	$90,815	April 29, 2026	10%	$90,815	$-
May 7, 2025	$566,666	December 7, 2025	6%	$566,666	$-
May 14, 2025	$55,000	February 14, 2026	8%	$55,000	$-
				1,316,310	506,729
Less: Unamortized debt discount				(605,514)	(126,839)
Total convertible notes payable				710,796	379,890
Less: Current portion				710,796	379,890
Long-term portion				$-	$-

12 of 25

The components of convertible notes payable as of June 30, 2025, and December 31, 2024, were as follows:

Convertible notes payable consists of the following:

●	Terms ranging from five months to one year.
●	Annual interest rates range from 6% – 10%.
●	Convertible at the option of the holders at any time during the period of note, after maturity date or 6 months after issuance date.
●	Conversion prices is a fixed of $0.50 for certain notes. Certain notes have a conversion price of 25% and 45% discount to the operative market valuation of the Company.
●	Conversion price of the note dated May 7,2025, is market piece on date of conversion notice without discount.

During the six months ended June 30, 2025, and 2024, the Company issued convertible notes of $809,581 and $172,300, respectively.

On February 5,2025, the Company entered into a convertible promissory note of $51,000 with 10% original issue discount (OID), interest rate of 10% per annum, conversion price of 45% of the average price of the Company’s common stock during the 20 consecutive trading days prior to the date of the conversion with maturity date of February 4,2026. During the six months ended June 30,2025, the Company obtained the initial consideration of $51,000 with 10% OID of $5,100 for total initial principal amount of $56,100.

During the six months ended June 30, 2025, the Company entered into four (4) convertible promissory notes agreements of $41,000 with an interest rate of 8% and 10% per annum for a term of one (1) and twelve (12) months. The noteholders have the right from time to time during the period of the note to convert the unpaid principal into common stock at a price of 25% discount to the average trading price during the ten (10) day period ending on the last complete training day prior to the conversion date.

On April 30,2025, the Company entered into a convertible promissory note of $210,000 with 10% original issue discount (OID), interest rate of 10% per annum, conversion price of 45% of the average price of the Company’s common stock during the 20 consecutive trading days prior to the date of the conversion with maturity date of April 29,2026. During the six months ended June 30,2025, the Company obtained the initial consideration of $82,559 with 10% OID of $8,256 for total initial principal amount of $90,815.

On May 7,2025, the Company entered into a convertible promissory note of $566,666 with 10% original issue discount (OID), interest rate of 6% per annum, conversion price of the Company’s common stock market price on date of notice of conversion, with maturity date of December 7,2025. On May 7,2025, the Company entered into a warrant agreement of 3,631,083 shares, with exercise price per share of common stock subject to adjustment, which would be equal to the closing price of the common stock on trading market on the initial date, for the period of five (5) years and six (6) months. During the six months ended June 30,2025, the Company obtained the initial consideration of $510,000 with 10% OID of $56,666 for total initial principal amount of $566,666.

On May 14,2025, the Company entered into a convertible promissory note of $55,000 with 10% original issue discount (OID), interest rate of 8% per annum, conversion price of 30% of the lowest traded price immediately on date notice of conversion commencing 90 days after the issuance date, with maturity date of February 14,2026. During the six months ended June 30,2025, the Company obtained the initial consideration of $50,000 with 10% OID of $5,000 for total initial principal amount of $55,000

As of June 30, 2025, and December 31, 2024, twenty-one (21) and twelve (12) convertible notes with unpaid balance of $509,229 and $273,279 are in default, respectively

During the six months ended June 30, 2025, and 2024, the Company recognized interest of $61,577 and $9,578, amortization debt discount of $300,252 and $47,650, respectively.

As of June 30, 2025, and December 31, 2024, the Company had convertible notes payable of $1,316,310 and $506,729, unamortized debt discount of $605,514 and $126,839 and accrued interest of $139,965 and $78,388, respectively.

13 of 25

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

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of June 30, 2025. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each convertible note is estimated using the Black-Scholes valuation model.

For the six months ended June 30, 2025, and the year ended December 31, 2024, the estimated fair values of the liabilities measured on a recurring basis are as follows:

	Six Months ended	Year ended
	June 30	December 31,
	2025	2024
Term	0.05 - 1.00 years	0.01 - 1.12 years
Expected average volatility	95% - 333%	0% - 304%
Expected dividend yield	-	-
Risk-free interest rate	3.85% -4.22%	3.96% -5.39%

The following table summarizes the changes in the derivative liabilities during the three months ended June 30, 2025:

Fair Value Measurements Using Significant Observable Inputs (Level 3)

Balance - December 31, 2024	$319,337

Addition of new derivatives recognized as debt discounts	(429,972)
Addition of new derivatives recognized as warrant	510,000
Addition of new derivatives recognized as loss on derivatives	12,745,847
Gain on change in fair value of the derivative	(7,193,325)
Balance - June 30, 2025	$5,951,887

The aggregate loss on derivatives during the six months ended June 30, 2025, and 2024 as follows.

	Six Months Ended
	June 30,
	2025	2024
Day one loss due to derivative liabilities on convertible note	$12,745,847	$64,540
Gain on change in fair value of the derivative liabilities	(7,193,325)	(39,861)
	$5,552,522	$24,679

14 of 25

Note 9 – ADVANCES FOR CONVERTIBLE NOTES TO BE ISSUED

During the six months ended June 30, 2025, the Company obtained $15,000 from one (1) lender in cash for issuance of convertible promissory note. As of June 30, 2025, the Company has not issued completed the convertible promissory note agreement.

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

Common Stock

The Company has authorized 100,000,000 shares of common stock with a par value of $0.001 per share.

During the six months ended June 30,2025, the Company issued the following common stock:

●	183,366 shares of common stock to two noteholders in connection with security purchase agreements, valued at $623,877 based on market price on grant date.
●	96,500 shares of common stock for compensation of services, valued at $177,401 based on market price on grant date.

As of June 30, 2025, and December 31, 2024, the Company had 94,851,733 and 94,572,767 shares of Common Stock outstanding, and no shares of Preferred Stock issued and outstanding (Series A, B and C). The Board of Directors may fix and determine the relative rights and preferences of the shares of any established series.

Warrants

During the six months ended June 30,2025, the Company entered following two warrants agreements:

●	Common stock purchase warrant agreement dated May 7,23,2025 with one noteholder for 631,083 shares, with exercise price per share of common stock subject to adjustment, which would be equal to the closing price of the common stock on trading market on the initial date, for the period of five (5) years and six (6) months. The Company recognized warrant as a liability with its convertible note (See Note 7).

●	On May 15,2025, the Company ‘s Board of Directors approved special dividend to shareholders in form of the warrant which shall enable all common shareholders to purchase One (1) common share at a four dollars ($4) per share for every ten (10) shares which are owned as of May 31,2025. On May 15,2025, the Company signed the warrant agreement with the terms mentioned and termination date of June 5,2026. The Company recognized the fair value of dividends in the form of warrant for $23,147,870.

15 of 25

A summary of activity of the warrants during the six months ended June 30, 2025, as follows:

	Warrants Outstanding		Weighted Average
	Number of	Weighted Average	Remaining life
	Warrants	Exercise Price	(years)	Fair Value
Outstanding, December 31, 2024	-	$-	-
Granted	13,116,256	3.828	2.25	35,419,867
Exercised	-	-	-
Forfeited/canceled	-	-	-
Outstanding, June 30, 2025	13,116,256	$3.828	2.16	$28,194,538

The intrinsic value of the warrants as of June 30, 2025, is $0.

For the six months ended June 30, 2025, the estimated fair values of the liabilities measured on a recurring basis are as follows:

Six Months ended
June 30,
2025
Term	1.00 - 5.51 years
Expected average volatility	191% - 333%
Expected dividend yield	-
Risk-free interest rate	3.79% - 4.08%

NOTE 11 – COMMITMENTS AND CONTINGENCIES

On November 1, 2023, the Company entered into a mutual venture agreement with an entity for operation of a yacht charter business. During the year ended December 31, 2023, the Company received $100,000 in advance, but the agreement was not completed and signed. As of June 30, 2025, the Company owns $100,000 to the other part of the agreement.

On December 12,2024, the Company entered into a finders (“Finder”) agreement for fundraising, marketing and facility booking services. The Finder will receive a fee of 20% commission on the standard rental booking and a fee of 30% in cash and 5% in stock of the total funds raised. As of June 30,2025, the subject of agreement did not occur.

On June 13,2025, the Company entered into a Share Exchange Agreement with Charter House Financial AU, a Nevada corporation, whereby the Company will issue up to 5,000,000 shares of restricted common stock to Charter House in exchange for 100,000 shares of restricted common stock (100% of the private company). As of June 30,2025, the agreement was not closed due to not providing the required documents.

NOTE 12 - SUBSEQUENT EVENTS

Management evaluated all additional events through the date the consolidated financial statements were available to be issued. Based upon this review, the Company did not identify any material subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

16 of 25

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

During the quarter ending 6/30/25 revenues were slightly higher $ 55,803 versus $ 25,030 for the same period ending 6/30/24. For the 6 months ending 6/30/25 , the company experienced an increase in sales of $ 121,826 versus $ 72, 399 for the same 6 months ending 6/30/2024. The gross profit for the 3 months period ending 6/30/25 was $ 16,369 versus $ 25,030 for the previous quarter ending 06/30/2024. The company is continuing its beta testing and recruiting of associates during the 3 months ending 6/30/2025 and the higher cost of goods is a result of more transactional revenue and subsequently more cost of goods when compared to the 3 months ending 6/30/2024 when the main source of revenue were facility rentals. The same can be said for the 6 months period ending 6/30/2025 where the gross profit was $ 27,242 versus $ 72,399 for the same 6 months period ending 6/30/2024. The company has recruited several sales leaders in the past month in order to increase sales through transactional revenue and new associate recruitment.

Operating expenses were $ 553,950 for the 3 months ending 6/30/2025 when compared to $ 2,600,178 for the 3 months ending 6/30/2024. The loss from operations for the 3 months ending 6/30/2025 was $ 537,581, a significant decrease when compared to the 3 months ending 6/30/2024 loss of $ 2,575,148. This was primarily due to a 1 time marketing charge of $ 2,274,000 during the 3 month period ending 6/30/2024 for marketing and corporate promotion. The company registered a net loss of $ 6,104,831 for the period ending 6/30/2025 versus $ 2,664,795 for the 3 months ending 6/30/2024. The increased loss is mainly due to a change in the fair value of derivative liabilities of $ 5,320,673.

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

17 of 25

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

18 of 25

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

19 of 25

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

20 of 25

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

21 of 25

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

22 of 25

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

Changes in Internal Control over Financial Reporting: The Company also carried out an evaluation of the internal control over financial reporting to determine whether any changes occurred during the fiscal quarter ended June September 30, 2024. Based on such evaluation, there have been a few internal changes in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed fiscal quarter ended September 30, 2024, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. As a result, we have been unable to improve our internal controls over financial reporting during the quarter ending June 30, 2025. However, to the extent possible, we will implement procedures to ensure that the initiation of transactions, the custody of assets, and the recording of transactions will be performed by separate individuals. Management is currently evaluating the steps to address these material weaknesses.

Accordingly, these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by our internal controls.

Exhibit Number	Description

4.1	Nicosel $ 210,000
4.2	SPA LGH Investments
4.3	Execution Copy Kips Bay
4.4	SPA Charterhouse
4.5	Warrant Agreement
4.48	Nicosel $ 50,000
31.1	Principal Executive Officer certification
31.2	Principal Financial Officer Certification
32	Certification
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

23 of 25

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of Equity Securities

Item 3. Defaults Upon Senior Securities.

There were no material defaults during this reporting period

Item 5. Other Information.

On April 4th the company filed an 8K regarding the engagement of LAO Professional Services as the Company’s independent registered public accounting firm to perform the year end audit for the period ending 12/31/2024. The Company’s previous auditor Olayinka Oyebola & Co were dismissed due to charges brought against this entity by the SEC relating to securities fraud.

On May 13, 2025 an 8K was filed regarding the company entering into a Securities Purchase Agreement with an investor for up to $11,111,111 in principal amount of original issue discount convertible promissory note financing. The company received an initial tranche of $ 566,666 from which it received $ 510,000 We refer to our 8K filing for further details.

On June 9, 2025 an 8K was filed announcing that the board of directors had approved a special dividend package to shareholders on record as of June 5, 2025. Shareholders would receive 1 warrant for every 10 shares owned at an exercise price of $ 4 per share.

On June 18, 2025 the company filed an 8K regarding a share purchase agreement with Charter House Financial AU where GivBux would issue up to 5,000,000 shares in order to acquire 100% of the private company. GivBux intended to offer gold as a commodity to its members through the GivBux Super App. This material event was scheduled to close on July 13, 2025 but Charter House Financial AU has not been able to provide the required closing documents to meet the requirements of the agreement and the company does not anticipate moving forward with the agreement.

On July 15, 2025 the company filed a form S-1 registration statement relating to the offering and resale by Kips Bay Select LP of 34,523,278 shares. An amendment was filed 8 days later as a result of initial comments by the SEC. This registration statement is filed in relation to the Securities Purchase Agreement entered into on May 13, 2025 with Kips Bay Select LP

Certification Financial Statements

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

24 of 25

SIGNATURES*

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GivBux Inx
(Registrant)
August 13, 2025
Date
Umesh Singh CEO (Principal Executive Officer)
(Signature) **
August 13, 2025
Date
Michael Arnkvarn ( Principal Financial Officer)
(Signature) **

25 of 25