Form 10-K/A
period 2024-12-31
GIVBUX, INC.
filed 2025-09-22
CIK 1169138

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Mark One)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                          to

Commission file number 000-52142

GivBux Inc

Nevada	84-1609495
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

2751 W Coast Hwy Suite 200 Newport Beach CA	92663
(Address of principal executive oﬃces)	(Zip Code)

Registrant’s telephone number, including area code 1-844-448-2899

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares	GBUX	OTC Markets Pink

Securities registered pursuant to section 12(g) of the Act:

(Title of class)

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☒ Yes     ☐ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐ Yes     ☐ No

Note – Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

☒ Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the eﬀectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes     ☒ No

State the aggregate market value of the voting and non-voting common equity held by non- aﬃliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Note.—If a determination as to whether a particular person or entity is an aﬃliate cannot be made without involving unreasonable eﬀort and expense, the aggregate market value of the common stock held by non-aﬃliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐ Yes     ☐ No

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

GIVBUX, INC.

INFORMATION REQUIRED IN REGISTRATION STATEMENT

EXPLANATORY NOTE

You should rely only on the information contained in this General Form for Registration of Securities on Form 10 (this “Registration Statement”) or to which we have referred you. We have not authorized anyone to provide you with information that is different. You should assume that the information contained in this Registration Statement is accurate as of the date of this Registration Statement only.

On the date of effectiveness of this Registration Statement we will become subject to the requirements of Regulation 13(a) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and will be required to file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, and will be required to comply with all other obligations of the Exchange Act applicable to issuers filing registration statements pursuant to Section 12(g) of the Exchange Act. The Company does not maintain any website.

As used in this Registration Statement, unless the context otherwise requires the terms “we,” “us,” “our,” and the “Company” refer to GIVBUX, Inc., a Nevada corporation, and its subsidiaries.

Please see “Risk Factors” beginning on page 8 of this Registration Statement for additional information

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Information (other than historical facts) set forth in this Registration Statement contains forward-looking statements within the meaning of the Federal Securities Laws, which involve a number of risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Forward-looking statements generally can be identified by use of the words “expect,” “should,” “intend,” “anticipate,” “will,” “project,” “may,” “might,” potential” or “continue” and other similar terms or variations of them or similar terminology. Such forward-looking statements are included under Item 1. “Business” and Item 2. “Financial Information - Management’s Discussion and Analysis of Financial Condition and Results of Operations”. We caution readers that any forward-looking information is not a guarantee of future performance and that actual results could differ materially from those contained in the forward-looking information. Such statements reflect the current views of our management with respect to our operations, results of operations and future financial performance. Forward-looking statements involve a number of risks, uncertainties or other factors beyond our control. Among the more significant risks are: [pick some of the top risk factors and paste here]

●	We have a limited operating history in an evolving industry, which makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.

●	If we fail to manage our growth effectively, we may be unable to execute our business plan, maintain high levels of service and customer satisfaction, or adequately address competitive challenges.

We caution you that the foregoing list of important factors is not exclusive. The forward-looking statements are based on our beliefs, assumptions and expectations of future performance, taking into account the information currently available to us. These statements are only predictions based upon our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time and it is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. Before investing in our common stock, investors should be aware that the occurrence of the events described under the caption “Risk Factors” and elsewhere in this Registration Statement could have a material adverse effect on our business, results of operations and financial condition.

You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance and events and circumstances reflected in the forward-looking statements will be achieved or occur. Except as required by law, we undertake no obligation to publicly update any forward-looking statements for any reason after the date of this Registration Statement to conform these statements to actual results or to changes in our expectations.

Item 1. Business

General Background of the Company

GIVBUX, Inc. (“we”, “us”, “our” or the “Company”) was originally incorporated in Colorado on September 28, 2001, under the name Rub-A-Dub Soap, Inc. From inception in 2001 until February 21, 2006, we were an online retailer of handmade, natural, vegetable-based soaps and gift baskets in the development stage, and we had generated only minimal revenues and a substantial net loss from sales of soaps and gift baskets.

On March 6, 2006, the stockholders approved the re-incorporation of the Company in Nevada and in connection therewith a one-for-ten reverse split of the common stock, both of which became effective on April 17, 2006. All share numbers contained herein are expressed in post-reverse-split amounts. The Company then embarked on a business plan involving automotive tire production and distribution through a network of Chinese subsidiaries under the name Sentiada Tire Company, Ltd.

On or about August 13, 2009 the Company filed on Form 15-12g ceasing to become a reporting issuer to the Securities and Exchange Commission under Rule 12g-4(a)(1) of the Securities and Exchange Act of 1934 as amended. At some point thereafter the Company was abandoned and in 2017 a custodian was appointed by the Eighth District Court for the State of Nevada.

Between 2017 and 2020 the Company sought to merge with several businesses unsuccessfully, however in March 2020 an agreement in principle was reached with GivBux, Inc. of Nevada to merge into the Company. This agreement was finalized in July 2020.

The Company then applied to change its name to GivBux, Inc. which was deemed effextive by FINRA on or about January 15, 2021 along with a one-for-twenty reverse of the common stock.

The Company, through its wholly owned subsidiary, GivBux Global Partners, Inc., is engaged in the Fin-Tech mobile wallet sector, specifically a Super App that will change the way the world makes purchases while making charitable contributions. The “GivBux Super App” includes a point-of-sale payment system by means of a consumer’s Mobile Wallet. The Company uses smart phone technology to bridge consumers and merchants together without the need to use traditional plastic Visa/Mastercard or paper cash.

The GivBux Super App has been designed to store, send, receive rewards, communicate with friends via chat/voice/video, create business opportunities for each giver, utilize social media, leverage blockchain technologies to enhance customer experiences using AR (augmented reality), protect giver accounts using cloud biometrics, donate to charity and make real-time purchases at top retail brands, s and other venues globally. The brands benefit because they are empowered with a data-rich marketing tool to reach and retain consumers through their mobile phones.

The GivBux App tracks all of the users activities of purchases, Black Card purchases, Gas Card Purchases, Rewards earned, Invitations sent, Purchases of GivBux, Historical transfers to other users of GivBux, Historical transactions of GivBux received,  donations sent on a user’s behalf as well as account balances.

The GivBux Super App is the principal product of the company and it features the ability for users to purchase products from authorized retail merchants using the GivBux payment portal. The users will receive GivBux rewards for every purchased made as long as a charity of the users choice is designated to receive a portion of the rewards.

The GivBux Super App includes several features such as allowing members to communicate between themselves using the chat or call features. As well the Super App keeps track of the activities of the usage of the App such as purchases, Black Card activity, Gas Card activity, Rewards, Earned, GivBux purchased/received, GivBux donation rewards as well as donations sent, GivBux history and transfer history.

There are also some instructional videos on how to use the App. All of the above exists and improvements are constantly being made to the App. A newer version of the Super App is scheduled for release  early 2025 The company has  258 retailers who accept GivBux payments with the majority of them being National Brands. There is currently a greater focus on recruiting more local merchants which will increase the selections of services and goods for our users and decrease our dependency on National Brands

•	The GuvBux name is trademarked

Governmental Approval is not required for operations in the US nor Mexico

GivBux Inx as a Fintech company in the U.S. must navigate a complex landscape of regulations that can vary by state and federal levels. Here are some key regulations and areas of compliance they typically need to consider:

1.

Consumer Protection Laws: Companies must adhere to laws like the Truth in Lending Act (TILA), Fair Credit Reporting Act (FCRA), and the Consumer Financial Protection Bureau (CFPB) regulations to protect consumer rights.

2.

Anti-Money Laundering (AML): Compliance with the Bank Secrecy Act (BSA) and regulations from the Financial Crimes Enforcement Network (FinCEN) to prevent money laundering and terrorist financing is essential. GivBux currently has set limits of $ 1000 per day that a user can transfer to their account and has internal controls to monitor user activity.

3.

Securities Regulations: GivBux must comply with regulations from the Securities and Exchange Commission (SEC) and possibly state securities regulators. This involves financial audits, proper reporting and filings as required by the SEC and OTC markets

4.

Payment Regulations: GivBux must adhere to the Electronic Fund Transfer Act (EFTA) and the Payment Card Industry Data Security Standard (PCI DSS) for secure transactions. Transfer limits are applies of $1000 per day and abnormal online activites are monitored on a continual basis for unusual transactions in order to prevent fraud

5.

Data Privacy and Security: Compliance with laws like the Gramm-Leach-Bliley Act (GLBA) and state-specific privacy laws (like the California Consumer Privacy Act) is crucial for protecting customer data. GivBux does not sell or divulge personal information of its users to third parties

6.
7.	State Regulations: Each state may have its own set of regulations that GivBux must comply with, including state-specific lending laws and licensing requirements.
8.	Tax Compliance: GivBux must also navigate federal and state tax regulations, including IRS requirements for reporting transactions.

As of December 31 2024, our records show

December31, 2024
Users-	11,202
Merchants-	258
Charities-	140
GivBux Associates-	1233

Our activities are concentrated in the United States for the moment

GivBux has had over 20,000 downloads of its SuperApp. We are defining a user as someone who uses the App’s functions. Our software allows us to monitor a users activity.

These numbers are current and active members according to our records

During our last fiscal year ending December 31, 2023 GivBux generated $ 4366.97 of transactions through its users. For the period ending 12/31/2024 there were transactional revenues of $ 325,962 along with $ 61,329 of subscription revenue generated using the GivBux Super App.

Users- The company has been doing Beta Testing on its App in order to prove the functionality of its application as we prepare for a full rollout. The total system is being tested by the sales associate team in order to work out any bugs. This includes the registration of new associates, transferring of funds from users bank accounts to the GivBux app, payment and calculation of commissions along with improvements to the onboarding of independent retailers.

The processes have been proven and used successfully in a live environment on a daily basis. There are currently a small number of users at present, we anticipate this number  will rapidly increase rapidly as there is an active campaign to recruit new influencers. As we stated, users can earn rewards and donate a portion of these rewards to a charity of their choice. A system of network marketing has been put in place which will allow users to benefit from recruiting new members to download and use the App. A second category of users will be individuals who are interested in becoming a GivBux associate which allows them to recruit independent retail merchants and receive a portion of the revenue that these merchants generate. There is a subscription fee required in order to qualify as an associate.

GivBux receives marketing fees from participating merchants and shares these revenues with the users. Approximately 70% of these fees are returned to GivBux users and Affiliates. The company retains 30% tocover its expenses. GivBux Associates also receive the same commission levels on the subscription fees of 149.95$ and monthly fees of $29.95

GivBux users and Associates receive GivBux rewards with which they can purchase goods and services from our retail partners and they also have the option of receiving their rewards in cash and these benefits are currently active

Users create passive income when users in their downline purchase goods or services using the GivBux App. Please see the chart below under GivBux Compensation Plan

Merchants- There are 2 types of merchant accounts, National and Independent. All National accounts are recruited and brought on board by GivBux Corporate. Independent retailers are recruited and signed by qualified GivBux associates. All retail merchants pay GivBux a marketing fee based upon the spend of the GivBux users. A portion of this fee is returned to the GivBux AssociatesGivBux Associates and the remainder goes to the company. The merchants benefit from new Users, no additional processing fees or chargebacks and if the merchant gets Users to download and use the GivBux Super App, they too can earn passive income from the user’s purchases.

Charities- The fundamental concept of GivBux is giving. Users must allocate a portion of their GivBux rewards to a charity that is registered with GivBux. Should their preferred charity not be registered, the charity may register with GivBux should they desiree. The percentage of GivBux rewards that a charity my receive from a user can range from 1-100% and it is the user’s discretion. The charity GivBux rewards received by a charity are a dollar percentage of the user’s rewards. GivBux offers a variety of charities to choose from and there is a registration process in place for any additional registered charities that want to join our organization. The charities receive their donations in cash from the company. Should the charity decide to enroll GivBux users then they could also receive GivBux rewards like any user.

GivBux Associates- Associates are individuals who decide to become involved in building GivBux network of users, merchants and other associates. An associate pays a  signup fee $ 149.95 along with a monthly subscription fee of $ 29.95 which can be paid for using their GivBux rewards. In return the associates will receive training on the GivBux Super App as well as a replicated website to which they can send interested parties. They will also recruit local merchants to accept GivBux as well as offer advertising opportunities to these merchants. The associates will receive commissions based upon the sales revenue generated by the merchants 70% of the revenue generated by the subscription revenue is paid to the associates up to a maximum of 7 levels.

The GivBux associates are currently receiving their commissions on the subscription revenue as well as their GivBux rewards as a regular user

With GivBux, the recipient can use the rewards instantly by paying with their mobile phone at over hundreds of national merchants which allows access to currently 258258 retailers who accept GivBux. The majority of the retailers are National Brands (95%) and Amazon alone has over 1 million active sellers online.. National Brands are defined as retailers who have a larger footprint across the country versus a more local, regional merchant. All National accounts are recruited by a third party payment processor who has direct relationship with the retailer and all GivBux transactions with these retailers will processed by the third party. The best part of all, is that Givbux rewards all users for using the app every time they make a purchase and every time their friends, friends of friends and network friends make purchases using the GivBux Super App. These rewards can be redeemed for cash to pay at participating retail stores, s, cinemas, entertainment venues and more. Moreover, GivBux allows users to contribute to a charity or worthy cause who has been registered as a charity with GivBux. To encourage giving and recommendations, a trending “Top 10 List” of all charities will be generated and displayed in the Super App based on the ongoing contributions, recommendations by GivBux givers, corporate selected and/or by specific arrangements between corporate and charities. GivBux’s ultimate goal is to build the largest community of charitable givers worldwide

Business Objectives of the Company

Management has determined to direct its efforts and limited resources on the development of the GivBux Super App and to pursue potential new business and/or acquisition opportunities.

The GivBux Super App revolutionizes shopping by offering a user-friendly tool to make purchases swiftly and easily at over 100 national retailers, along with an expanding roster of local merchants. Users earn cash back on every purchase, a portion of which can be directed towards a charity of their choice, embodying GivBux Inc.’s commitment to “give back.”.

The GivBux Super App is free to use and available now at Google Play Store (Android) and the Apple App Store (IOS).. The GivBux Super App is constantly evolving and adding new enhancements and functionalities, including social networking, e-commerce, banking, messaging, food delivery and transportation. GivBux is forging a new path in ecommerce and charitable giving and aspires to build the largest community of givers, first in the United States and eventually worldwide. The company maintains a website where Users & Merchants can obtain more details and regular updates. The address is givbux.com

Competition

The overall market for Fin-Tech Super Apps, specifically a point-of-sale payment system by means of a consumer’s Mobile Wallet, is rapidly evolving and subject to changing technology, shifting customer needs, and frequent introductions of new applications. Our competitors vary in size and in the breadth and scope of the products and services they offer. In addition, there are a number of companies that are not currently direct competitors but that could in the future shift their focus to the Mobile Wallet sector and offer competing products and services, which could compete directly in our entire customer community or in a certain segment within the Fin-tech mobile Wallet sector. There is also a risk that certain of our current Merchants and business partners could terminate their relationships with us and use the insights they have gained from partnering with us to introduce their own competing products.

Our current and future competitors may enjoy competitive advantages, such as greater name recognition, longer operating histories, greater category share in certain markets, market-specific knowledge, established relationships with larger existing user bases in certain markets, more successful marketing capabilities, more integrated products and/or platforms, and substantially greater financial, technical, sales, and marketing, and other resources than we have. Additionally, some potential Merchants, particularly large organizations, have elected, and may in the future elect, to develop their own business management and point of sale software and platforms. Certain of our competitors have partnered with, or have acquired or been acquired by, and may in the future partner with or acquire, or be acquired by, other competitors, thereby leveraging their collective competitive positions and making it more difficult to compete with them. We believe that there are significant opportunities to further increase our revenue by expanding internationally. As we expand our business by selling subscriptions to our platform in international markets, we will also face competition from local incumbents in these markets.

Additionally, many of our competitors are well capitalized and offer discounted services, lower customer processing rates and fees, customer discounts and promotions, innovative platforms and offerings, and alternative pay models, any of which may be more attractive than those that we offer. Such competitive pressures may lead us to maintain or lower our processing rates and fees or maintain or increase our incentives, discounts, and promotions in order to remain competitive, particularly in markets where we do not have a leading position. Such efforts have negatively affected, and may continue to negatively affect, our financial performance, and there is no guarantee that such efforts will be successful. Further, the markets in which we compete have attracted significant investments from a wide range of funding sources, and we anticipate that many of our competitors will continue to be highly capitalized. These investments, along with the other competitive advantages discussed above, may allow our competitors to continue to lower their prices and fees, or increase the incentives, discounts, and promotions they offer and thereby compete more effectively against us.

Some of our competitors offer specific point solutions addressing particular needs in the Fin-Tech industry, including subscriptions to software products without the requirement to use related payment processing services. While we believe that our integrated software and payments platform offers significant advantages over such point solutions, Users who have specific needs that are addressed by these point solutions, and Users who do not want to change from an existing payment processing relationship to use our payment processing services, may believe that products and services offered by competitors better address their needs.

Additionally, our competitors may be able to respond more quickly and effectively than us to new or changing opportunities, technologies, standards, or customer requirements. With the introduction of new technologies and new market entrants, we expect competition to intensify in the future. For example, our competitors may adopt certain of our platform features or may adopt innovations that Users value more highly than ours, which would render our platform less attractive and reduce our ability to differentiate our platform. Pricing pressures and increased competition generally could result in reduced sales, reduced margins, increased churn, reduced customer retention, losses, or the failure of our platform to achieve or maintain more widespread market acceptance. For all of these reasons, we may fail to compete successfully against our current and future competitors. If we fail to compete successfully, our business will be harmed.

Employees

As of December 31, 2024 we had 4 full-time employees in the United States and fourteen (14) full time staff residing outside of the United States. None of our employees are covered by a collective bargaining agreement. The need for employees and their availability will be addressed in connection with the decision whether or not to acquire or participate in specific business opportunities.

Conflicts of Interest

The Company’s management is not required to commit its full time to the Company’s affairs. As a result, pursuing new business opportunities may require a longer period of time than if management would devote full time to the Company’s affairs. management is not precluded from serving as an officer or director of any other entity that is engaged in business activities similar to those of the Company. Management has not identified and is not currently negotiating a new business opportunity for us. In the future, management may become associated or affiliated with entities engaged in business activities similar to those we intend to conduct. In such event, management may have conflicts of interest in determining to which entity a particular business opportunity should be presented. In the event that management has multiple business affiliations, management may have legal obligations to present certain business opportunities to multiple entities. If a conflict of interest shall arise, management will consider factors such as reporting status, availability of audited financial statements, current capitalization, and the laws of jurisdictions. If several business opportunities or operating entities approach management with respect to a business combination, management will consider the foregoing factors as well as the preferences of the management of the operating company. However, management will act in what we believe will be in the best interests of the shareholders of the Company. The Company shall not enter into a transaction with a target business that is affiliated with management.

Item 1A: Risk Factors

RISK FACTORS

The statements contained in this Form 10K  that are not historic facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. If any of the following risks actually occurs, our business, financial condition, results of operations or prospects could be harmed.

Risks Related to Our Business and Business Development

If we fail to manage our growth effectively, we may be unable to execute our business plan, maintain high levels of service and customer satisfaction, or adequately address competitive challenges.

GivBux performed Beta Testing with its sales associates during the last 6 months of 2024 and increased its transactional revenue to $ 387,291 of which $ 61,329 was subscription revenue. This is a 99% increase over the previous 2023 corresponding period and considered this an excellent proof of concepte. This will likely strain our operational capacity. Further, we anticipate that our operations could continue to rapidly expand, straining employees and other service providers, negatively impacting our business. To manage our current and anticipated future growth effectively, we must continue to maintain and enhance our finance and accounting systems and controls, as well as our information technology, or IT, and security infrastructure. For example, we expect we will need to invest in and seek to enhance our IT systems and capabilities, including with respect to internal information sharing and interconnectivity between various systems within our infrastructure.

During the second half of 2024 we were in a recruiting phase of GivBux associates which increased the number of users, associates and retailers which will increase the usage of the GivBux App. However there is always the risk that this will not result in increased revenues for the company should the users not actually purchase products/services at retailers.

Our relationships with the GivBux Associates involves the creation of a sales network which will educate, promote and recruit users on the benefits of the GivBux App. Weekly training sessions are available to all users, associates and interested parties which creates momentum, thus increased usage and sales of the App.

For the period ending 12/31/2024 we have reported $ 544,327 of revenue, Gross Margin of $ 229,932 expenses of $ 3,265,104 and a net loss of $ 3,035,172  versus Revenues of $ 196,326, expenses of $ 1,233,226 and a net loss of $ 1,106,962  for the same period ending 12/31/23

Users: 10253 across the United States

Number of subscriptions for Associates: 1062

For the moment there are no assets acquisitions nor revolving credit. As far as business combinations are concerned, there are no combinations with 3rd party businesses. GivBux Inc. does own a wholly owned subsidiary, GivBux Global Partners who look after the marketing and recruitment of GivBux Associates

We must also attract, train, and retain a significant number of qualified sales and marketing personnel, client support personnel, professional services personnel, software engineers, technical personnel, and management personnel, without undermining our corporate culture of rapid innovation, teamwork, and attention to customer success that has been central to our growth.

Failure to effectively manage our growth could also lead us to over-invest or under-invest in development and operations, result in weaknesses in our infrastructure, systems, or controls, give rise to operational mistakes, financial losses, loss of productivity or business opportunities, and result in loss of employees and reduced productivity of remaining employees. To support our growth, we expect to make significant sales and marketing expenditures to increase sales of our platform and increase awareness of our brand and significant research and development expenses to increase the functionality of our platform and to introduce additional related products and services. A significant portion of our investments in our sales and marketing and research and development activities will precede the benefits from such investments, and we cannot be sure that we will receive an adequate return on our investments. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our revenue may not increase or may grow more slowly than expected, and we may be unable to implement our business strategy.

If we do not attract new Users, retain existing Users, and increase our Users’ use of our platform, our business will suffer.

We derive, and expect to continue to derive, a majority of our revenue and cash inflows from our GivBux Super App platform, which encompasses software, financial technology, and interactive functions. As such, our ability to attract new Users, retain existing Users, and increase use of the platform by existing Users is critical to our success.

Our future revenue will depend in large part on our success in attracting additional Users to our platform. Our ability to attract additional Users will depend on a number of factors, including the effectiveness of our sales team, the success of our marketing efforts, our levels of investment in expanding our sales and marketing teams, referrals by existing Users, and the availability of competitive technology platforms. We may not experience the same levels of success with respect to our customer acquisition strategies as seen in prior periods, and if the costs associated with acquiring new Users materially rises in the future, our expenses may rise significantly.

In addition, while a majority of our current customer base consists of small- and medium-sized businesses, or SMBs, we intend to pursue continued customer growth within the enterprise and mid-market segments of the  market, as well as among smaller businesses. Each of those segments of the overall market poses different sales and marketing challenges, and has different requirements, and we cannot be sure that we will achieve the same success in those market segments as we have achieved to date in sales to SMBs.

In addition to attracting new Users and retaining existing Users, we seek to expand usage of our platform by broadening adoption by our Users of the various products included within our platform. Although in recent periods new Users have increasingly adopted our full suite of products, we cannot be certain that new Users will continue to adopt our full suite of products at existing rates or that we will be successful in increasing adoption of additional products by our existing Users. Further, while many of our Users deploy our platform to all of their  locations, some of our Users initially deploy our platform to a subset of locations. For those Users, we seek to expand use of our platform to additional locations over time. Our ability to increase adoption of our products by our Users and to increase penetration of our existing Users’ locations will depend on a number of factors, including our Users’ satisfaction with our platform, competition, pricing, and our ability to demonstrate the value proposition of our products.

The costs associated with renewals and generating sales of additional products to existing Users are substantially lower than our costs associated with entering into subscriptions with new Users. Accordingly, our business model relies to a significant extent on our ability to renew subscriptions and sell additional products to existing Users, and, if we are unable to retain revenue from existing Users or to increase revenue from existing Users, our operating results would be adversely impacted even if such lost revenue were offset by an increase in revenue from new Users.

We may not be able to sustain revenue growth in future periods.

We have grown moderately since 2022 and our recent revenue growth rate and financial performance should not be considered indicative of our future performance. In the years ended December 31, 2024 and 2023, our revenue was $ 544,327 and $ 196,326, respectively, representing a 277% growth rate. rate. You should not rely on our revenue or key business metrics for any previous quarterly or annual period as indicative of our revenue, revenue growth, key business metrics, or key business metrics growth in future periods. In particular, our revenue growth rate has fluctuated in prior periods. We expect our revenue growth rate to fluctuate over the short and long term. We may experience declines in our revenue growth rate as a result of a number of factors, including slowing demand for our platform, insufficient growth in the number of Users and their guests that utilize our platform, increasing competition, changing customer and guest behaviors, a decrease in the growth of our overall market, our failure to continue to capitalize on growth opportunities, the impact of regulatory requirements, and the maturation of our business, among others. In addition, SMBs comprise the majority of our customer base. If the demand for Fin-Tech mobile wallet platforms by SMBs does not continue to grow, or if we are unable to maintain our category share with SMBs, our revenue and other growth rates could be adversely affected.

We have a limited operating history in an evolving industry, which makes it difficult to evaluate our future prospects and may increase the risk that we will not be successful.

We launched our operations in 2020, have grown significantly in recent periods, and have a limited operating history, particularly at our current scale. In addition, we operate in an evolving industry and have frequently expanded our platform features and services. This limited operating history and our evolving business make it difficult to evaluate our future prospects and the risks and challenges we may encounter. These risks and challenges include, but are not limited to, our ability to:

●	accurately forecast our revenue and plan our operating expenses;

●	increase the number of and retain existing Users using our platform;

●	successfully compete with current and future competitors;

●	successfully expand our business in existing markets and enter new markets and geographies;

●	anticipate and respond to macroeconomic changes and changes in the markets in which we operate;

●	maintain and enhance the value of our reputation and brand;

●	comply with regulatory requirements in highly regulated markets;

●	adapt to rapidly evolving trends in the ways Users and their guests interact with technology;

●	avoid interruptions or disruptions in our service;

●

develop a scalable, high-performance technology infrastructure that can efficiently and reliably handle significant surges of usage by our Users as compared to historic levels and increased usage generally, as well as the deployment of new features and services;

●	maintain and effectively manage our internal infrastructure systems, such as information strategy and sharing and interconnectivity between systems;

●	hire, integrate, and retain talented technology, sales, customer service, and other personnel;

●	effectively manage rapid growth in our personnel and operations; and

●	effectively manage our costs.

Further, because we have limited historical financial data relevant to our current scale and operations and operate in a rapidly evolving market, any predictions about our future revenue and expenses may not be as accurate as they would be if we had a longer operating history or operated in a more predictable market. We have encountered in the past, and will encounter in the future, risks and uncertainties frequently experienced by growing companies with limited operating histories in rapidly changing industries. If our assumptions regarding these risks and uncertainties, which we use to plan and operate our business, are incorrect or change, or if we do not address these risks successfully, our results of operations could differ materially from our expectations and our business, financial condition, and results of operations could be adversely affected

Our platform includes our payment services, and our ability to attract new Merchants and retain existing Merchants depends in part on our ability to offer payment processing services with the desired functionality at an attractive price.

We offer point of sale payment services. While we believe that offering a complete end-to-end platform that includes payment processing functionality along with all the other functionality of our platform offers our Merchants significant advantages over separate point of sale solutions, some potential or existing Merchants may not desire to use our payment processing services or to switch from their existing payment processing vendors. Some of our potential Merchants for our platform may not be willing to switch payment processing vendors for a variety of reasons, such as transition costs, business disruption, and loss of accustomed functionality. There can be no assurance that our efforts to overcome these factors will be successful, and this resistance may adversely affect our growth.

The attractiveness of our payment services also depends on our ability to integrate emerging payment technologies, including crypto-currencies, other emerging or alternative payment methods, and credit card systems that we or our processing partners may not adequately support or for which we or they do not provide adequate processing rates. In the event such methods become popular among consumers, any failure to timely integrate emerging payment methods (e.g. ApplePay or Bitcoin) into our software, anticipate consumer behavior changes, or contract with processing partners that support such emerging payment technologies could reduce the attractiveness of our payment processing services and of our platform, and adversely affect our operating results.

Our operating results depend in significant part on our payment processing services, and the revenue and gross profit we derive from our payment processing activity in a particular period can vary due to a variety of factors.

Even if we succeed in increasing subscriptions to our platform and retaining subscription Users, the revenue we derive from payment processing services may vary from period to period depending on a variety of factors, many of which are beyond our control and difficult to predict. Our revenue from payment processing services is generally calculated as a percentage of payment volume and, accordingly, varies depending on the total dollar amount processed through the GivBux platform across all of our participating merchants locations in a particular period. This amount may vary, depending on, among other things, the success of our Users locations, the proportion of our Merchants’ payment volumes processed through our platform, ticket size, consumer spending levels in general, and overall economic conditions. In addition, the revenue and gross profit derived from our Super App varies depending on the particular type of activity that takes place on our platform.

A majority of our Merchants are SMBs and Individuals using our Super App, which can be more difficult and costly to retain than enterprise Merchants, and may increase the impact of economic fluctuations on us.

A majority of our Merchants are SMBs and Individuals using our Sper App and we expect they will continue to comprise a large portion of our customer base for the foreseeable future. We define SMBs in the context of our customer base as Merchants that have between one or more locations. Selling to and retaining SMBs can be more difficult than retaining enterprise Merchants, as SMBs often have higher rates of business failure and more limited resources, may have decisions related to the choice of payment processor dictated by their affiliated parent entity and are more readily able to change their payment processors than larger organizations.

SMBs are also typically more susceptible to the adverse effects of economic fluctuations, Adverse changes in the economic environment or business failures of our SMB Merchants may have a greater impact on us than on our competitors who do not focus on SMBs to the extent that we do.

We rely in part on revenue from subscription contracts, and because we recognize revenue from subscription contracts over the term of the relevant subscription period, downturns or upturns in sales are not immediately reflected in full in our results of operations.

Subscription services revenue accounts for a significant portion of our total revenue. Sales of new or renewal subscription contracts may decline or fluctuate as a result of a number of factors, including Users’ level of satisfaction with our platform, the prices of our subscriptions, the prices of subscriptions offered by our competitors, reductions in our Users’ spending levels, or other changes in consumer behavior. If our sales of new or renewal subscription contracts decline, our revenue and revenue growth may decline. We recognize subscription revenue ratably over the term of the relevant subscription period, which generally ranges from 12 to 36 months in duration. As a result, much of the subscription revenue we report each quarter is derived from subscription contracts that we sold in prior periods.

Consequently, a decline in new or renewed subscription contracts in any one quarter will not be fully reflected in revenue in that quarter but will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in new or renewal sales of our subscriptions is not reflected in full in our results of operations in a given period. Also, it is difficult for us to rapidly increase our subscription revenue through additional sales in any period, as revenue from new and renewal subscription contracts must be recognized ratably over the applicable subscription period. Furthermore, any increases in the average term of subscription contracts would result in revenue for those subscription contracts being recognized over longer periods of time.

Our future revenue will depend in part on our ability to expand the financial technology services we offer to our Users and increase adoption of those services.

We offer our Users a variety of financial technology products and services, and we intend to make available additional financial technology products and services to our Users in the future. A number of these services require that we enter into arrangements with financial institutions or other third parties. In order to provide these and future financial technology products and services, we may need to establish additional partnerships with third parties, comply with a variety of regulatory requirements, and introduce internal processes and procedures to comply with applicable law and the requirements of our partners, all of which may involve significant cost, require substantial management attention, and expose us to new business and compliance risks. We cannot be sure that our current or future financial technology services will be widely adopted by our Users or that the revenue we derive from such services will justify our investments in developing and introducing these services.

Risks regarding Notes Payable and Convertible Notes Payable

The company has raised funds notes payable and convertible notes payable. The risks associated with notes payable are mainly one of liquidity if the company is required to pay without enough cash. This could result in bankruptcy or the inability of the company to operate.

The issuance of additional shares in connection with the convertible notes payable could lead to a dilution of the share price and seriously affect shareholder value. It would also negatively affect the company’s ability to raise new capital for future expansion.

As of 12/31/24 the company had $ 18,374 in cash as well as $ 958,440 of debt payable to related parties (Bearbull Market Dividends, Inc., Kenyatto Jones principal) as well as $ 526,150 of debts payable. Most of the loans and convertible notes have been negotiated with parties who are considered “friendly” to the company. For the moment, these parties are not demanding repayment as the search for new investment by the company continues.

There are also $ 379,890 in convertible notes which if converted represent 720,154 shares which represents 0.65% of the outstanding shares (restricted and unrestricted)

It is obvious that the company could be at risk should the loan holders demand payment at this time. The convertible notes are a bit less of an issue.

Please refer to exhibit 10.2 for the details surrounding the loans and convertible notes.

Failure to maintain and enhance our brand recognition in a cost-effective manner could harm our business, financial condition, and results of operations.

We believe that maintaining and enhancing our brand identity and reputation is critical to our relationships with, and ability to attract, new Users, partners and employees. Accordingly, we have invested, and expect to continue to invest, increasing amounts of money in and greater resources to branding and other marketing initiatives, which may not be successful or cost effective. If we do not successfully maintain and enhance our brand and reputation in a cost-effective manner, our business may not grow, we may have reduced pricing power relative to competitors with stronger brands or reputations, and we could lose Users or partners, all of which would harm our business, financial condition, and results of operations.

In addition, any negative publicity about our company or our management, including about the quality, stability, and reliability of our platform or services, changes to our products and services, our privacy and security practices, litigation, regulatory enforcement, and other actions involving us, as well as the perception of us and our products by our Users and their guests, even if inaccurate, could cause a loss of confidence in us and adversely affect our brand.

We depend on the experience and expertise of our senior management team and key technical employees, and the loss of any key employee could harm our business, financial condition, and results of operations.

Our success depends upon the continued service of our senior management team and key technical employees. Each of these employees could terminate his or her relationship with us at any time. Further, our competitors may be successful in recruiting and hiring members of our management team or other key employees, and it may be difficult for us to find suitable replacements on a timely basis, on competitive terms, or at all.

The loss of any member of our senior management team or key technical employees might significantly delay or prevent the achievement of our business objectives and could harm our business and our customer relationships.

Our ability to recruit, retain, and develop qualified personnel is critical to our success and growth.

All our businesses function at the intersection of rapidly changing technological, social, economic, and regulatory environments that require a wide range of expertise and intellectual capital. For us to successfully compete and grow, we must recruit, retain, and develop personnel who can provide the necessary expertise across a broad spectrum of disciplines. In addition, we must develop, maintain and, as necessary, implement appropriate succession plans to ensure we have the necessary human resources capable of maintaining continuity in our business.

The market for qualified personnel is competitive, and we may not succeed in recruiting additional personnel or may fail to effectively replace current personnel who depart with qualified or effective successors. Our effort to retain and develop personnel may also result in significant additional expenses, which could adversely affect our profitability. In addition, job candidates and existing employees often consider the value of the equity awards they receive in connection with their employment. The trading price of our Common Stock following is likely to be volatile, could be subject to fluctuations in response to various factors and may not appreciate. If the perceived value of our equity awards declines for these or other reasons, it may adversely affect our ability to attract and retain highly qualified employees. .

We are also substantially dependent on our direct sales force to obtain new Users and increase sales to existing Merchants. There is significant competition for sales personnel with the skills and technical knowledge that we require. Our ability to achieve significant revenue growth will depend, in large part, on our success in recruiting, training, and retaining a sufficient number of sales personnel to support our growth. If we are unable to hire, train, and retain a sufficient number of qualified and successful sales personnel, our business, financial condition, and results of operations could be harmed.

The Company is dependent on its key personnel, the loss of which would impair the Company’s ability to complete the acquisition of a target business or assets.

In its search to complete a business combination or asset acquisition, the Company is dependent upon the continued services of management, particularly Kenyatto Jones, the Company’s founder. To the extent that the services of such persons become unavailable, the Company will be required to obtain other qualified personnel and there can be no assurance that we will be able to recruit one or more qualified persons upon acceptable terms.

The Company’s executive officers and directors may allocate their time to other businesses activities, thereby causing conflicts of interest as to how much time to devote to the Company’s affairs. This could have a negative impact on the Company’s ability to consummate a business combination or any asset acquisition in a timely manner, if at all.

The Company’s executive officers and directors are not required and do not commit their full time to the Company’s affairs, which may result in a conflict of interest in allocating their time between the Company’s business and other businesses. The Company does not intend to have any full-time employees prior to the consummation of a business combination or asset acquisition. Our executive officers and directors are engaged in other business endeavors and they are not obligated to contribute any specific number of hours per week to the Company’s affairs.

If the other business affairs of our executive officers and directors require them to devote more time to such affairs, it could limit their ability to devote time to the Company’s affairs, which could have a negative impact on the Company’s ability to consummate a business combination or asset acquisition. Furthermore, we do not have an employment agreement with any of our executive officers or directors.

The Company may be unable to obtain additional financing, if and when required, to fund the operations and growth of the Company, which could compel the Company to restructure a potential transaction or to entirely abandon a particular transaction.

The Company has not yet identified any prospective target business or assets. If we require funds for a particular business combination, because of the size of the business combination or otherwise, we will be required to seek additional financing, which may or may not be available on terms and conditions satisfactory to the Company, if at all. To the extent that additional financing proves to be unavailable when and if needed to consummate a particular transaction, we would be compelled to restructure the transaction or abandon that particular transaction and seek one or more alternative targets. In addition, if we consummate a business combination or asset acquisition, we may require additional financing to fund the operations or growth of the target business or assets. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business or assets. The Company’s officers, directors or shareholders are not required to provide any financing to us in connection with or after a business combination.

Financing requirements to fund operations associated with reporting obligations under the Exchange Act.

The Company has limited revenues, and is dependent upon the willingness of management to fund the costs associated with the reporting obligations under the Exchange Act, other administrative costs associated with our corporate existence and expenses related to our business objective. The Company is not likely to generate any significant revenues until 4th quarter 2024, at the earliest. The Company believes that we will have sufficient financial resources available from its management to continue to pay accounting and other professional fees and other miscellaneous expenses that may be required until the Company commences business operations following the closing of a transaction.

The company estimates that it requires approximately $ 1 million in funding in order to pay back creditors with convertible notes ( $400K) and $600K for product development and business growth. Any future acquisitions would require additional funding

A lack of funding posses several risks such as the potential of key individuals leaving for other opportunities, delays of improvements being completed on the new Super App versions, the slowing of recruiting new associates, thus slowing the corporate growth. There is also the potential of costly litigation should the company default in its financial obligations.

The convertibles notes do not present a huge financial risk for the company as they represent only 720,154 shares if fully converted, less than 0.65% of the total authorized shares.

As of 12/31/24 there were no funding agreements in place nor agreements to pay for accounting, expenses or professional fees.

The Company’s executive officers are in a position to influence certain actions requiring shareholder vote.

Our directors and executive officers, who together own all of the issued and outstanding shares of our preferred stock, have no present intention to call for an annual meeting of shareholders to elect new directors prior to the consummation of a business combination or the acquisition of assets. As a result, our current directors will likely continue in office at least until the consummation of the business combination or the acquisition of assets. If there is an annual meeting of shareholders for any reason, management has broad discretion regarding proposals submitted to a vote by shareholders as a consequence of, among other things, the ownership by our executive officers of all of our outstanding shares of preferred stock, which shares of preferred stock have super-voting provisions. Accordingly, management will continue to exert substantial control at least until the consummation of a business combination or asset acquisition and the issuance of additional shares of our capital stock.

From time to time we are subject to various legal proceedings that could adversely affect our business, financial condition, or results of operations.

From time to time we are or may become involved in claims, lawsuits (whether class actions or individual lawsuits), arbitration proceedings, government investigations, and other legal or regulatory proceedings involving commercial, corporate and securities matters; privacy, marketing and communications practices; labor and employment matters; alleged infringement of third-party patents and other intellectual property rights; and other matters. The results of any such claims, lawsuits, arbitration proceedings, government investigations, or other legal or regulatory proceedings cannot be predicted with any degree of certainty. Any claims against us, whether meritorious or not, could be time-consuming, result in costly litigation, require significant management attention, and divert significant resources. Determining reserves for our pending litigation is a complex and fact-intensive process that requires significant subjective judgment and speculation. It is possible that a resolution of one or more such proceedings could result in substantial damages, settlement costs, fines, and penalties. These proceedings could also result in harm to our reputation and brand, sanctions, consent decrees, injunctions, or other orders requiring a change in our business practices. Any of these consequences could adversely affect our business, financial condition, and results of operations. Further, under certain circumstances, we have contractual and other legal obligations to indemnify and to incur legal expenses on behalf of our business, Users, and commercial partners and current and former directors and officers. In addition, certain litigation or the resolution of certain litigation may affect the availability or cost of some of our insurance coverage, which could adversely impact our results of operations and cash flows, expose us to increased risks that would be uninsured, and adversely impact our ability to attract directors and officers.

Notwithstanding the terms of our agreements with our Users, it is possible that a default on such obligations by one or more of our Users could adversely affect our business, financial condition, or results of operations. For example, if a customer defaults on its obligations under a customer agreement or terminates a customer agreement prior to the contractual termination date, we may be required to assert a claim to acquire the amount in full due under the customer agreement, which we may choose not to pursue. However, if we choose to pursue any such claim, we may incur substantial costs to resolve claims or enter into litigation or arbitration, and even if we were to prevail in the event of claims, litigation or arbitration, such claims, litigation, or arbitration could be costly and time-consuming and divert the attention of our management and other employees from our business operations. We also include arbitration and class action waiver provisions in our terms of service with the Users that utilize our platform and certain agreements with our employees. These provisions are intended to streamline the litigation process for all parties involved, as they can in some cases be faster and less costly than litigating disputes in state or federal court. However, arbitration can nevertheless be costly and burdensome, and the use of arbitration and class action waiver provisions subjects us to certain risks to our reputation and brand, as these provisions have been the subject of increasing public scrutiny. In order to minimize these risks to our reputation and brand, we may limit our use of arbitration and class action waiver provisions, or we may be required to do so in any particular legal or regulatory proceeding, either of which could cause an increase in our litigation costs and exposure. Additionally, we permit certain Users and other users of our platform to opt out of such provisions, which could cause an increase in our litigation costs and exposure.

Further, with the potential for conflicting rules regarding the scope and enforceability of arbitration and class action waivers on a state-by-state basis, as well as between state and federal law, there is a risk that some or all of our arbitration and class action waiver provisions could be subject to challenge or may need to be revised to exempt certain categories of protection. If these provisions were found to be unenforceable, in whole or in part, or specific claims are required to be exempted, we could experience an increase in our costs to litigate disputes and in the time involved in resolving such disputes, and we could face increased exposure to potentially costly lawsuits, each of which could adversely affect our business, financial condition, and results of operations.

Our business is exposed to risks associated with the handling of customer funds.

Our business processes funds and payments made by our Users. Consequently, at any given time, we may be holding or directing funds of Users. This function creates a risk of loss arising from, among other things, fraud by employees or third parties, execution of unauthorized transactions, or errors relating to transaction processing. We are also potentially at risk if the financial institution in which we hold these funds suffers any kind of insolvency or liquidity event or fails, for any reason, to deliver their services in a timely manner. The occurrence of any of these types of events could cause us financial loss and reputational harm.

Any failure to offer high-quality customer support may adversely affect our relationships with our Users and could adversely affect our business, financial condition, and results of operations.

In deploying and using our platform, our Users depend on our 24/7 support team to resolve complex technical and operational issues, including ensuring that our platform is implemented in a manner that integrates with a variety of third-party platforms. We also rely on third parties to provide some support services, and our ability to provide effective support is partially dependent on our ability to attract and retain qualified and capable third-party service providers. As we continue to grow our business and improve our offerings, we will face challenges related to providing high-quality support services at scale. We may be unable to respond quickly enough to accommodate short-term increases in demand for customer support or to modify the nature, scope, and delivery of our customer support to compete with changes in customer support services provided by our competitors. Increased demand for customer support, without corresponding revenue, could increase costs and adversely affect our operating results. Our sales are highly dependent on our business reputation and on positive recommendations from our existing Users. Any failure to maintain high-quality customer support, or a market perception that we do not maintain high-quality customer support, could adversely affect our reputation and brand, our ability to benefit from referrals by existing Users, our ability to sell our platform to existing and prospective Users, and our business, financial condition, or results of operations.

The long-term potential of our business may be adversely affected if we are unable to expand our business successfully into international markets.

Although we currently do not derive significant revenue from Users located outside the United States, and we do not derive any revenue from Users outside of North America, the long-term potential of our business will depend in part on our ability to expand our business into international markets. However, we have limited experience with international Users or in selling our platform internationally. Accordingly, we cannot be certain that our business model will be successful, or that our platform will achieve commercial acceptance, outside the United States. If we seek to expand internationally, we will face a wide variety of new business, sales and marketing, operational and regulatory challenges in markets outside the United States, including the presence of more established competitors, our lack of experience in those markets, and a wide variety of new regulatory requirements to which we would become subject. Expanding our business internationally would require significant additional investment in our platform, operations, infrastructure, compliance efforts, and sales and marketing organization, and any such investments may not be successful or generate an adequate return on our investment.

Risks Related to Our Technology and Privacy

We are responsible for transmitting a high volume of sensitive and personal information through our platform and our success depends upon the security of this platform. Any actual or perceived breach of our system that would result in disclosure of such information could materially impact our business.

We, our Users, our partners, and other third parties, including third-party vendors, cloud service providers, and payment processors that we use, obtain and process large amounts of sensitive and personal information, including information related to our Users, their guests, and their transactions. We face risks, including to our reputation as a trusted brand, in the handling and protection of this information, and these risks will increase as our business continues to expand to include new products and technologies. Our operations involve the storage, transmission, and processing of our Users’ proprietary information and sensitive and personal information of our Users and their guests and employees, including contact information, payment card numbers and expiration dates, purchase histories, lending information, and payroll information. Cyber incidents have been increasing in sophistication and frequency and can include third parties gaining access to employee or guest information using stolen or inferred credentials, computer malware, viruses, spamming, phishing attacks, ransomware, card skimming code, and other deliberate attacks and attempts to gain unauthorized access. In addition, these incidents can originate on our vendors’ websites or systems, which can then be leveraged to access our website or systems, further preventing our ability to successfully identify and mitigate the attack. As a result, unauthorized access to, security breaches of, or denial-of-service attacks against our platform could result in the unauthorized access to or use of, and/or loss of, such data, as well as loss of intellectual property, guest information, employee data, trade secrets, or other confidential or proprietary information.

We have administrative, technical, and physical security measures in place and proactively employ multiple security measures at different layers of our systems to defend against intrusion and attack and to protect our information. However, because the techniques used to obtain unauthorized access to or to sabotage systems change frequently and generally are not identified until they are launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures that will be sufficient to counter all current and emerging technology threats. In addition, any security breaches that occur may remain undetected for extended periods of time. While we also have and will continue to make significant efforts to address any IT security issues with respect to acquisitions we make, we may still inherit such risks when we integrate these companies.

We also have policies and procedures in place to contractually require third parties to which we transfer data to implement and maintain appropriate security measures. Sensitive and personal information is processed and stored by our Users, software and financial institution partners and third-party service providers to whom we outsource certain functions. Threats to third-party systems can originate from human error, fraud, or malice on the part of employees or third parties, or simply from accidental technological failure, and/or computer viruses and other malware that can be distributed and infiltrate systems of third parties on whom we rely. While we select third parties to which we transfer data carefully, we do not control their actions, and these third parties may experience security breaches that result in unauthorized access of data and information stored with them despite these contractual requirements and the security measures these third parties employ.

If any security breach involving our systems or the systems of third parties that store or process our data or significant denial-of-service or other cyber-attack occurs or is believed to have occurred, our reputation and brand could be damaged, we could be required to expend significant capital and other resources to alleviate problems caused by such actual or perceived breaches or attacks and remediate our systems. In addition, we could be exposed to a risk of loss, litigation, or regulatory action and possible liability, some or all of which may not be covered by insurance, and our ability to operate our business may be impaired.

If new or existing Users believe that our platform does not provide adequate security for the storage of personal or sensitive information or its transmission over the Internet, they may not adopt our platform or may choose not to renew their subscriptions to our platform, which could harm our business. Additionally, actual, potential, or anticipated attacks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees, and engage third-party experts and consultants. Our errors and omissions insurance policies covering certain security and privacy damages and claim expenses may not be sufficient to compensate for all potential liability. Although we maintain cyber liability insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all.

Further, because data security is a critical competitive factor in our industry, we may make statements in our privacy statements and notices and in our marketing materials describing the security of our platform, including descriptions of certain security measures we employ or security features embedded within our products. Should any of these statements be untrue, become untrue, or be perceived to be untrue, even if through circumstances beyond our reasonable control, we may face claims, including claims of unfair or deceptive trade practices, brought by the U.S. Federal Trade Commission, state, local, or foreign regulators (e.g., a European Union-based data protection agency), or private litigants.

Interruptions or performance problems associated with our technology and infrastructure may adversely affect our business and operating results.

Our continued growth depends in part on the ability of our existing and potential Users to access our platform at any time and within an acceptable amount of time. Our platform is proprietary, and we rely on the expertise of members of our engineering, operations, and software development teams for our platform’s continued performance. We have experienced, and may in the future experience, disruptions, outages, and other performance problems related to our platform due to a variety of factors, including infrastructure changes, introductions of new functionality, human or software errors, delays in scaling our technical infrastructure if we do not maintain enough excess capacity and accurately predict our infrastructure requirements, capacity constraints due to an overwhelming number of users accessing our platform simultaneously, denial-of-service attacks, human error, actions or inactions attributable to third parties, earthquakes, hurricanes, floods, fires, natural disasters, power losses, disruptions in telecommunications services, fraud, military or political conflicts, terrorist attacks and other geopolitical unrest, computer viruses, ransomware, malware, or other events. Our systems also may be subject to break-ins, sabotage, theft, and intentional acts of vandalism, including by our own employees. Some of our systems are not fully redundant and our disaster recovery planning may not be sufficient for all eventualities. Further, our business and/or network interruption insurance may not be sufficient to cover all of our losses that may result from interruptions in our service as a result of systems failures and similar events.

From time to time we may experience limited periods of server downtime due to server failure or other technical difficulties. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time. It may become increasingly difficult to maintain and improve our performance, especially during peak usage times and as our platform becomes more complex and our user traffic increases. If our platform is unavailable or if our users are unable to access our platform within a reasonable amount of time, or at all, our business would be adversely affected and our brand could be harmed. In the event of any of the factors described above, or certain other failures of our infrastructure, customer or guest data may be permanently lost. Moreover, a limited number of our agreements with Users may provide for limited service level commitments from time to time.

If we experience significant periods of service downtime in the future, we may be subject to claims by our Users against these service level commitments. These events have resulted in losses in revenue, though such losses have not been material to date. System failures in the future could result in significant losses of revenue.

To the extent that we do not effectively address capacity constraints, upgrade our systems as needed, and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business and operating results may be adversely affected.

Our success depends upon our ability to continually enhance the performance, reliability, and features of our platform.

The markets in which we compete are characterized by constant change and innovation, and we expect them to continue to evolve rapidly. Our success has been based on our ability to identify and anticipate the needs of our Users and their guests and design and maintain a platform that provides them with the tools they need to operate their businesses successfully. Our ability to attract new Users, retain existing Users, and increase sales to both new and existing Users will depend in large part on our ability to continue to improve and enhance the performance, reliability, and features of our platform. To grow our business, we must develop products and services that reflect the changing nature of  management software and expand beyond our core functionalities to other areas of managing relationships with our Users, as well as their relationships with their guests. Competitors may introduce new offerings embodying new technologies, or new industry standards and practices could emerge that render our existing technology, services, website, hardware, and mobile applications obsolete. Accordingly, our future success will depend in part on our ability to respond to new product offerings by competitors, technological advances, and emerging industry standards and practices in a cost-effective and timely manner in order to retain existing Users and attract new Users. Furthermore, as the number of our Users with higher volume sales increases, so does the need for us to offer increased functionality, scalability, and support, which requires us to devote additional resources to such efforts.

The success of these and any other enhancements to our platform depends on several factors, including timely completion, adequate quality testing and sufficient demand, and the accuracy of our estimates regarding the total addressable market for new products and/or enhancements and the portion of such total addressable market that we expect to capture for such new products and/or enhancements. Any new product or service that we develop may not be introduced in a timely or cost-effective manner, may contain defects, may not have an adequate total addressable market, or market demand or may not achieve the market acceptance necessary to generate meaningful revenue.

We have scaled our business rapidly, and significant new platform features and services have in the past resulted in, and in the future may continue to result in, operational challenges affecting our business. Developing and launching enhancements to our platform and new services on our platform may involve significant technical risks and upfront capital investments that may not generate return on investment. For example, we may use new technologies ineffectively, or we may fail to adapt to emerging industry standards. We may experience difficulties with software development that could delay or prevent the development, introduction or implementation of new products and enhancements. Software development involves a significant amount of time, as it can take our developers months to update, code, and test new and upgraded products and integrate them into our platform. The continual improvement and enhancement of our platform requires significant investment, and we may not have the resources to make such investment.

If we are unable to successfully develop new products or services, enhance the functionality, performance, reliability, design, security, and scalability of our platform in a manner that responds to our Users’ and their guests’ evolving needs, or gain market acceptance or our new products and services, or if our estimates regarding the total addressable market and the portion of such total addressable market which we expect to capture for new products and/or enhancements prove inaccurate, our business and operating results will be harmed.

Defects, errors, or vulnerabilities in our applications, backend systems, hardware, or other technology systems and those of third-party technology providers could harm our reputation and brand and adversely impact our business, financial condition, and results of operations.

The software underlying our platform is highly complex and may contain undetected faults, errors or vulnerabilities, some of which may only be discovered after the code has been released. Our practice is to effect frequent releases of software updates. Third-party software that we incorporate into our platform and our backend systems, hardware, or other technology systems, or those of third-party technology providers, may also be subject to defects, errors, or vulnerabilities. Any such defects, errors, or vulnerabilities could result in negative publicity, a loss of Users or loss of revenue, and access or other performance issues. Such vulnerabilities could also be exploited by bad actors and result in exposure of customer or guest data, or otherwise result in a security breach or other security incident. We may need to expend significant financial and development resources to analyze, correct, eliminate, or work around errors or defects or to address and eliminate vulnerabilities. Any failure to timely and effectively resolve any such errors, defects, or vulnerabilities could adversely affect our business, reputation, brand, financial condition, and results of operations.

Our risk management strategies may not be fully effective in mitigating our risk exposure in all market environments or against all types of risk.

We operate in a rapidly changing industry. Accordingly, our risk management strategies may not be fully effective to identify, monitor, and manage all risks that our business encounters. In addition, when we introduce new services, focus on expanding relationships with new types of Users, or begin to operate in new markets, we may be less able to forecast risk levels and reserve accurately for potential losses, as a result of fraud or otherwise. If our strategies are not fully effective or we are not successful in identifying and mitigating all risks to which we are or may be exposed, we may suffer uninsured liability or harm to our reputation, or be subject to litigation or regulatory actions, any of which could adversely affect our business, financial condition, and results of operations.

Risks Related to Our Financial Condition and Capital Requirements

We have a history of generating net losses, and if we are unable to achieve adequate revenue growth while our expenses increase, we may not achieve or maintain profitability in the future.

We have incurred a net loss in each year since our inception and have a significant accumulated deficit. We incurred net losses of $839,000, $1.255 million,  $1.106 million and $ 3,316,192 for the years ended December 31, 2021, 2022, 2023 and 2024, respectively. As of December 31, 2024, we had an accumulated deficit of $ 6.9532 million. These losses and our accumulated deficit are a result of the substantial investments we have made to grow our business. We expect our costs will increase over time and our losses to continue as we expect to continue to invest significant additional funds in expanding our business, sales, and marketing activities, research and development as we continue to build software and hardware designed specifically for the  industry, and maintaining high levels of customer support, each of which we consider critical to our continued success. We also expect to incur additional general and administrative expenses as a result of our growth and expect our costs to increase to support our operations as a public company. In addition, to support the continued growth of our business and to meet the demands of continuously changing security and operational requirements, we plan to continue investing in our technology infrastructure. Historically, our costs have increased over the years due to these factors, and we expect to continue to incur increasing costs to support our anticipated future growth. If we are unable to generate adequate revenue growth and manage our expenses, we may continue to incur significant losses and may not achieve or maintain profitability.

Further, we may make decisions that would adversely affect our short-term operating results if we believe those decisions will improve the experiences of our Users and their guests and if we believe such decisions will improve our operating results over the long term. These decisions may not be consistent with the expectations of investors and may not produce the long-term benefits that we expect, in which case our business may be materially and adversely affected.

Unfavorable conditions in the FinTech industry or the global economy could limit our ability to grow our business and materially impact our financial performance.

Our operating results may vary based on the impact of changes in the FinTech industry or the global economy on us or our Users and their guests. Our revenue growth and potential profitability depend on demand for business management software and platforms serving the  industry. Historically, during economic downturns, there have been reductions in spending on IT as well as pressure for extended billing terms and other financial concessions. The adverse impact of economic downturns may be particularly acute among SMBs, which comprise the majority of our customer base. If economic conditions deteriorate, our current and prospective Users may elect to decrease their IT budgets, which would limit our ability to grow our business and adversely affect our operating results.

A deterioration in general economic conditions (including distress in financial markets and turmoil in specific economies around the world) may adversely affect our financial performance by causing a reduction in locations through  closures or a reduction in gross payment volume. A reduction in the amount of consumer spending or credit card transactions could result in a decrease of our revenue and profits. Adverse economic factors may accelerate the timing, or increase the impact of, risks to our financial performance. These factors could include:

●	declining economies and the pace of economic recovery which can change consumer spending behaviors;

●	low levels of consumer and business confidence typically associated with recessionary environments;

●	high unemployment levels, which may result in decreased spending by consumers;

●	budgetary concerns in the United States and other countries around the world, which could impact consumer confidence and spending;

●	restrictions on credit lines to consumers or limitations on the issuance of new credit cards;

●	uncertainty and volatility in the performance of our Users’ businesses, particularly SMBs;

●	Users or consumers decreasing spending for value-added services we market and sell; and

●	government actions, including the effect of laws and regulations and any related government stimulus.

We intend to continue to explore other financial solutions to offer to our Users. Some of those solutions may require, or be deemed to require, additional procedures, partnerships, licenses, regulatory approvals and requirements, or capabilities. Should we fail to address these requirements, or should these new solutions, or new regulations or interpretations of existing regulations, impose requirements on us that are impractical or that we cannot satisfy, the future growth and success of our financial business may be materially and adversely affected. Further, we have and may continue to have obligations to share in certain losses incurred in offering these financial solutions to our Users, which could negatively impact our business, financial condition, and results of operations.

If we are unable to properly manage the risks of offering financial solutions, either ourselves or through partner financial institutions, our business may be materially and adversely affected. If we are unable to maintain third-party insurance coverage to mitigate these risks, such as errors and omissions insurance, our exposure to losses would increase, which could have an adverse impact on our results. If laws and regulations change, or are interpreted by courts or regulators as subjecting us to licensing or other compliance requirements, we may be subject to government supervision and enforcement actions, litigation, and related liabilities, our ability to offer financial solutions may be negatively impacted, our costs associated with existing financial solutions, may increase or we may decide to discontinue offering financial solutions altogether, and our business, financial condition, and results of operations would be negatively impacted.

Our failure to raise additional capital or generate cash flows necessary to expand our operations and invest in new technologies in the future could reduce our ability to compete successfully and harm our financial condition.

Historically, we have funded our operations, capital expenditures, and acquisitions primarily through the issuance of convertible preferred stock and convertible notes as well as through payments received for the delivery of our services. We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges. Although we currently anticipate that our existing cash and cash equivalents, marketable securities, and amounts available under our revolving credit facility will be sufficient to meet our cash needs for at least the next twelve months, our future capital requirements and the adequacy of available funds will depend on many factors. We may require additional financing, and we may not be able to obtain debt or equity financing on favorable terms, if at all. If we raise additional funds through further issuances of debt, equity, or other securities convertible into equity, including convertible debt securities, our existing stockholders may experience significant dilution of their ownership interests, and any new securities we issue could have rights, preferences, and privileges superior to those of holders of our Class A common stock.

We have outstanding debt obligations, including our revolving credit facility, that restrict our ability to incur additional indebtedness and requires us to maintain specified minimum liquidity amounts, among other restrictive covenants. The terms of any additional debt financing may be similar or more restrictive.

If we need additional capital and cannot raise it on acceptable terms, or at all, we may not be able to, among other things:

●	develop and enhance our platform and product offerings and operating infrastructure;

●	continue to expand our technology development, sales, and marketing organizations;

●	hire, train, and retain employees;

●	respond to competitive pressures or unanticipated working capital requirements; or

●	acquire complementary businesses and technologies.

Our inability to do any of the foregoing could reduce our ability to compete successfully and harm our results of operations.

Our results of operations may be adversely affected by changes in foreign currency exchange rates.

Our operations and customer base are currently concentrated in the United States. Therefore, we currently have limited foreign currency diversification and exposure. However, our foreign currency diversification and exposure may increase as international sales of our products and services increase over time. As a result, our revenue and profits generated by any non-U.S. operations may fluctuate from period to period as a result of changes in foreign currency exchange rates. In addition, we may become subject to exchange control regulations that restrict or prohibit the conversion of our other revenue currencies into U.S. dollars. Any of these factors could decrease the value of revenue and profits we derive from our non-U.S. operations and adversely affect our business.

We may also seek to reduce our exposure to fluctuations in foreign currency exchange rates through the use of hedging arrangements. To the extent that we hedge our foreign currency exchange rate exposure, we forgo the benefits we would otherwise experience if foreign currency exchange rates changed in our favor. No strategy can completely insulate us from risks associated with such fluctuations and our currency exchange rate risk management activities could expose us to substantial losses if such rates move materially differently from our expectations.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

As of December 31, 2024, we had accumulated $ 6,953,358 federal and state net operating loss carryforwards, or NOLs, respectively, available to reduce future taxable income. It is possible that we will not generate taxable income in time to use NOLs before their expiration, or at all. Under Section 382 and Section 383 of the Internal Revenue Code of 1986, as amended, or the Code, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change NOLs and other tax attributes, including R&D tax credits, to offset its post-change income may be limited. In general, an “ownership change” will occur if there is a cumulative change in our ownership by “5 percent stockholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. Our ability to use NOLs and other tax attributes to reduce future taxable income and liabilities may be subject to annual limitations as a result of prior ownership changes and ownership changes that may occur in the future..

Under the Tax Cuts and Jobs Act, or the Tax Act, as amended by the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, NOLs arising in taxable years beginning after December 31, 2017 and before January 1, 2021 may be carried back to each of the five taxable years preceding the tax year of such loss, but NOLs arising in taxable years beginning after December 31, 2020 may not be carried back. Additionally, under the Tax Act, as modified by the CARES Act, NOLs from tax years that began after December 31, 2017 may offset no more than 80% of current taxable income annually for taxable years beginning after December 31, 2020, but the 80% limitation on the use of NOLs from tax years that began after December 31, 2017 does not apply for taxable income in tax years beginning before January 1, 2021. NOLs arising in tax years ending after December 31, 2017 can be carried forward indefinitely, but NOLs generated in tax years ending before January 1, 2018 will continue to have a two-year carryback and twenty-year carryforward period. As we maintain a full valuation allowance against our U.S. NOLs, these changes will not impact our balance sheet as of December 31, 2020. However, in future years, if and when a net deferred tax asset is recognized related to our NOLs, the changes in the carryforward and carryback periods as well as the limitation on use of NOLs may significantly impact our valuation allowance assessments for NOLs generated after December 31, 2020.

There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs and tax credits by certain jurisdictions, including in order to raise additional revenue to help counter the fiscal impact from the COVID-19 pandemic, possibly with retroactive effect, or other unforeseen reasons, our existing NOLs and tax credits could expire or otherwise be unavailable to offset future income tax liabilities. A temporary suspension of the use of certain NOLs and tax credits has been enacted in California, and other states may enact suspensions as well. For these reasons, we may not be able to realize a tax benefit from the use of our NOLs and tax credits.

We experience elements of seasonal fluctuations in our financial results, which could cause our stock price to fluctuate.

Our business is highly dependent on the behavior patterns of our Users and their guests. We experience seasonality in our financial technology revenue which is largely driven by the level of GPV processed through our platform. As a result, seasonality may cause fluctuations in our financial results, and other trends that develop may similarly impact our results of operations.

We rely primarily on third-party insurance policies to insure our operations-related risks. If our insurance coverage is insufficient for the needs of our business or our insurance providers are unable to meet their obligations, we may not be able to mitigate the risks facing our business, which could adversely affect our business, financial condition, and results of operations.

We procure third-party insurance policies to cover various operations-related risks including employment practices liability, workers’ compensation, business interruptions, cybersecurity and data breaches, crime, directors’ and officers’ liability, and general business liabilities. For certain types of operations-related risks or future risks related to our new and evolving services, we may not be able to, or may choose not to, acquire insurance. In addition, we may not obtain enough insurance to adequately mitigate such operations-related risks or risks related to our new and evolving services, and we may have to pay high premiums, self-insured retentions, or deductibles for the coverage we do obtain. Additionally, if any of our insurance providers becomes insolvent, it would be unable to pay any operations-related claims that we make. Further, some of our agreements with Users may require that we procure certain types of insurance, and if we are unable to obtain and maintain such insurance, we would be in violation of the terms of these customer agreements.

If the amount of one or more operations-related claims were to exceed our applicable aggregate coverage limits, we would bear the excess, in addition to amounts already incurred in connection with deductibles, or self-insured retentions. Insurance providers have raised premiums and deductibles for many businesses and may do so in the future. As a result, our insurance and claims expense could increase, or we may decide to raise our deductibles or self-insured retentions when our policies are renewed or replaced. Our business, financial condition, and results of operations could be adversely affected if the cost per claim, premiums, or the number of claims significantly exceeds our historical experience and coverage limits; we experience a claim in excess of our coverage limits; our insurance providers fail to pay on our insurance claims; we experience a claim for which coverage is not provided; or the number of claims under our deductibles or self-insured retentions differs from historical averages.

Risks Related to Competition, Sales, and Marketing

The markets in which we participate are intensely competitive, and if we do not compete effectively, our operating results could be adversely affected.

The GivBux Super App is accepted by many major retailers and many independent operators. Our competitors are other mobile wallets and payment gateways which offer rewards. Our competitors vary in size and in the breadth and scope of the products and services they offer. In addition, there are a number of companies that are not currently direct competitors but that could offer competing products and services, which could compete directly in our entire customer community. There is also a risk that certain of our current Users and business partners could terminate their relationships with us and use the insights they have gained from partnering with us to introduce their own competing products.

Our current and future competitors may enjoy competitive advantages, such as greater name recognition, longer operating histories, greater category share in certain markets, market-specific knowledge, established relationships with s, larger existing user bases in certain markets, more successful marketing capabilities, more integrated products and/or platforms, and substantially greater financial, technical, sales, and marketing, and other resources than we have. Certain of our competitors have partnered with, or have acquired or been acquired by, and may in the future partner with or acquire, or be acquired by, other competitors, thereby leveraging their collective competitive positions and making it more difficult to compete with them. We believe that there are significant opportunities to further increase our revenue by expanding internationally. As we expand our business by selling subscriptions to our platform in international markets, we will also face competition from local incumbents in these markets.

Additionally, many of our competitors are well capitalized and offer discounted services, lower customer processing rates and fees, customer discounts and promotions, innovative platforms and offerings, and alternative pay models, any of which may be more attractive than those that we offer. Such competitive pressures may lead us to maintain or increase our incentives, discounts, and promotions in order to remain competitive, particularly in markets where we do not have a leading position. Such efforts have negatively affected, and may continue to negatively affect, our financial performance, and there is no guarantee that such efforts will be successful. Further, the markets in which we compete have attracted significant investments from a wide range of funding sources, and we anticipate that many of our competitors will continue to be highly capitalized. These investments, along with the other competitive advantages discussed above, may allow our competitors to continue to lower their prices and fees, or increase the incentives, discounts, and promotions they offer and thereby compete more effectively against us.

Some of our competitors offer specific point solutions addressing particular needs including subscriptions to software products without the requirement to use related payment processing services. While we believe that our integrated software and payments platform offers significant advantages over such point solutions, Users who have specific needs that are addressed by these point solutions, and Users who do not want to change from an existing payment processing relationship to use our payment processing services, may believe that products and services offered by competitors better address their needs.

Additionally, our competitors may be able to respond more quickly and effectively than us to new or changing opportunities, technologies, standards, or customer requirements. With the introduction of new technologies and new market entrants, we expect competition to intensify in the future. For example, our competitors may adopt certain of our platform features or may adopt innovations that Users value more highly than ours, which would render our platform less attractive and reduce our ability to differentiate our platform. Pricing pressures and increased competition generally could result in reduced sales, reduced margins, increased churn, reduced customer retention, losses, or the failure of our platform to achieve or maintain more widespread market acceptance. For all of these reasons, we may fail to compete successfully against our current and future competitors. If we fail to compete successfully, our business will be harmed.

Potential changes in competitive landscape, including disintermediation from other participants in the payments chain, could harm our business.

We expect the competitive landscape in the technology industry will continue to change in a variety of ways, including:

●

rapid and significant changes in technology, resulting in new and innovative payment methods and programs, that could place us at a competitive disadvantage and reduce the use of our platform and services;

●

competitors, including third-party processors and integrated payment providers, Users, governments, and/or other industry participants may develop products and services that compete with or replace our platform and services, including products and services that enable payment networks and banks to transact with consumers directly;

●

competitors may also elect to focus exclusively on one segment of the industry and develop product offerings uniquely tailored to that segment, which could impact our addressable market and reduce the use of our platform and services;

●

participants in the financial services, payments, and payment technology industries may merge, create joint ventures, or form other business alliances that may strengthen their existing business services or create new payment services that compete with our platform and services; and

●

new services and technologies that we develop may be impacted by industry-wide solutions and standards related to migration to Europay, Mastercard, and Visa standards, including chip technology, tokenization, and other safety and security technologies.

Certain competitors could use strong or dominant positions in one or more markets to gain a competitive advantage against us, such as by integrating competing platforms or features into products they control, including search engines, web browsers, mobile device operating systems, or social networks; by making acquisitions; or by making access to our platform more difficult. Failure to compete effectively against any of these or other competitive threats could adversely affect our business, financial condition, or results of operations.

We expend significant resources pursuing sales opportunities, and if we fail to close sales after expending significant time and resources to do so, our business, financial condition, and results of operations could be adversely affected.

The initial installation and set-up of many of our services often involve significant resource commitments by our Users, particularly those with larger operational scale. Potential Users generally commit significant resources to an evaluation of available services and may require us to expend substantial time, effort, and money educating them as to the value of our services. Our sales cycle may be extended due to our Users’ budgetary constraints or for other reasons. In addition, as we seek to sell subscriptions to our platform to additional enterprise Users, we anticipate that the sales cycle associated with those potential Users will be longer than the typical sales cycle for SMB Users, and that sales to enterprise Users will require us to expend greater sales and marketing and management resources. If we are unsuccessful in closing sales after expending significant funds and management resources, or we experience delays or incur greater than anticipated costs, our business, financial condition, and results of operations could be adversely affected.

Risks Related to Our Partners and Other Third Parties

We rely substantially on one third-party payment processor to facilitate payments made by guests and payments made to Users, and payments made on behalf of Users, and if we cannot manage risks related to our relationships with this payment processor or any future third-party payment processors, our business, financial condition, and results of operations could be adversely affected.

We currently substantially rely on a our third-party payment processor to facilitate payments made by guests and payments made to Users on our platform. While we are seeking to develop payment processing relationships with other payment processors, we expect to continue to rely on a limited number of payment processors for the foreseeable future. Under the terms of our contract, we pay volume-based transaction fees on each transaction processed on our platform, as well as a fee-for-service for any additional functionality. Our third party processor may terminate the wk contract if we fail to maintain a prescribed threshold for transaction volume, and upon certain customary events of default, including, among others, our failure to make payments when due, our uncured breaches of the contract, a material deterioration in our financial condition, certain change of control transactions, or our bankruptcy. In the event that any additional third-party payment processors in the future fail to maintain adequate levels of support, experience interrupted operations, do not provide high quality service, increase the fees they charge us, discontinue their lines of business, terminate their contractual arrangements with us, or cease or reduce operations, we may suffer additional costs and be required to pursue new third-party relationships, which could materially disrupt our operations and our ability to provide our products and services, and could divert management’s time and resources. In addition, such incidents could result in periods of time during which our platform cannot function properly, and therefore cannot collect payments from Users and their guests, which could adversely affect our relationships with our Users and our business, reputation, brand, financial condition, and results of operations. If these services fail or are of poor quality, our business, reputation, and operating results could be harmed.

We are also dependent upon various large banks and regulators to execute electronic payments and wire transfers as part of our client payroll, tax, and other money movement services. Termination of any such banking relationship, a bank’s refusal or inability to provide services on which we rely, outages, delays, or systemic shutdown of the banking industry would impede our ability to process funds on behalf of our payroll, tax, and other money movement services clients and could have an adverse impact on our financial results and liquidity.

If we fail to comply with the applicable requirements of payment networks, they could seek to fine us, suspend us, or terminate our registrations. If our Users incur fines or penalties that we cannot collect from them, we may have to bear the cost of such fines or penalties.

In order to provide our transaction processing services, we are registered as a payment facilitator or certified service provider with the Payment Networks. We and our Users must comply with the Payment Network Rules. The Payment Network Rules require us to also comply with the Payment Card Industry Data Security Standard, or the Security Standard, which is a set of rules and standards designed to ensure that all companies that process, store, or transmit payment card information maintain a secure environment to protect cardholder data.

If we fail to, or are alleged to have failed to, comply with the Payment Network Rules or the Security Standard, we may be subject to fines, penalties, or restrictions, including, but not limited to, higher transaction fees that may be levied by the Payment Networks for failure to comply with the Payment Network Rules. If a customer fails or is alleged to have failed to comply with the Payment Network Rules, we could also be subject to a variety of fines or penalties that may be levied by the Payment Networks. If we cannot collect such amounts from the applicable customer, we may have to bear the cost of the fines or penalties, and we may also be unable to continue processing payments for that customer. This may result in lower earnings for us. In addition to these fines and penalties, if we or our Users do not comply with the Payment Network Rules or the Security Standard, we may lose our status as a payment facilitator or certified service provider. Our failure to comply with such rules and standards could mean that we may no longer be able to provide certain of our services as they are currently offered, and that existing Users, sales partners, or other third parties may cease using or referring our services. Prospective merchant Users, financial institutions, sales partners, or other third parties may choose to terminate negotiations with us or delay or choose not to consider us for their processing needs. In each of these instances, our business, financial condition, and results of operations would be adversely affected.

In addition, as our business continues to develop and expand, and we create new product offerings, we may become subject to additional rules, regulations, and industry standards. We may not always accurately interpret or predict the scope or applicability of certain regulations and standards, including the Security Standard, to our business, particularly as we expand into new product offerings, which could lead us to fall out of compliance with the Security Standard or other rules. Further, the Payment Networks could adopt new operating rules or interpret or re-interpret existing rules in ways that might prohibit us from providing certain services to some users, be costly to implement, or be difficult to follow. Any changes in the Payment Network Rules or the Security Standard, including our interpretation and implementation of the Payment Network Rules or the Security Standard to our existing or future business offerings, or additional contractual obligations imposed on us by our Users relating to privacy, data protection, or information security, may increase our cost of doing business, require us to modify our data processing practices or policies, or increase our potential liability in connection with breaches or incidents relating to privacy, data protection, and information security, including resulting in termination of our registrations with the Payment Networks. The termination of our registrations, or any changes in the Payment Network Rules that would impair our registrations, could require us to stop providing payment facilitation services relating to the affected Payment Network, which would adversely affect our business, financial condition, or results of operations.

Rules related to the assessment of interchange and other fees, may be influenced by our competitors. Increases in Payment Network fees or new regulations could negatively affect our earnings.

The Payment Network Rules are set by their boards, which may be influenced by card issuers, and some of those issuers are our competitors with respect to these processing services. Many banks directly or indirectly sell processing services to Users in direct competition with us. These banks could attempt, by virtue of their influence on the Payment Networks, to alter the Payment Networks’ rules or policies to the detriment of other members and non-members including certain of our businesses.

We pay interchange, assessment, transaction, and other fees set by the Payment Networks to such networks and, in some cases, to the card issuing financial institutions for each transaction we process. From time to time, the Payment Networks increase the fees that they charge members or certified service providers. We could attempt to pass these increases along to our Users and their guests, but this strategy might result in the loss of Users to our competitors that do not pass along the increases. If competitive practices prevent us from passing along the higher fees to our Users and their guests in the future, we may have to absorb all or a portion of such increases, which may increase our operating costs and reduce our earnings.

In addition, regulators are subjecting interchange and other fees to increased scrutiny, and new regulations or interpretations of existing regulations could require greater pricing transparency of the breakdown in fees or fee limitations, which could lead to increased price-based competition, lower margins, and higher rates of customer attrition, and affect our business, financial condition, or results of operations.

We rely on merchants on our platform for many aspects of our business, and any failure by them to maintain their service levels or any changes to their operating costs could adversely affect our business.

We rely on merchants on our platform to provide quality foods, beverages, and service and experience to their guests. Further, an increase in operating costs could cause on our platform to raise prices, cease operations, or renegotiate processing rates, which could in turn adversely affect our financial condition and results of operations. Many of the factors affecting merchant operating costs, including the cost of offering off-premise dining, are beyond the control of merchants and include inflation, costs associated with the goods provided, labor and employee benefit costs, costs associated with third-party delivery services, rent costs, and energy costs. Additionally, if merchants try to pass along increased operating costs by raising prices for their guests, order volume may decline, which we expect would adversely affect our financial condition and results of operations.

Even though our platform is hosted in the cloud solely by AWS, we believe that we could transition to one or more alternative cloud infrastructure providers on commercially reasonable terms. In the event that our agreement with AWS is terminated or we add additional cloud infrastructure service providers, we may experience significant costs or downtime for a short period in connection with the transfer to, or the addition of, new cloud infrastructure service providers. However, we do not believe that such transfer to, or the addition of, new cloud infrastructure service providers would cause substantial harm to our business, financial condition, or results of operations over the longer term.

We depend on the interoperability of our platform across third-party applications and services that we do not control.

We have integrations with various third parties, both within and outside the  ecosystem. Third-party applications, products, and services are constantly evolving, and we may not be able to maintain or modify our platform to ensure its compatibility with third-party offerings. In addition, some of our competitors or Users on our platform may take actions that disrupt the interoperability of our platform with their own products or services, or they may exert strong business influence on our ability to, and the terms on which we operate and distribute our platform. As our platform evolves, we expect the types and levels of competition we face to increase. Should any of our competitors or Users on our platform modify their technologies, standards, or terms of use in a manner that degrades the functionality or performance of our platform or is otherwise unsatisfactory to us or gives preferential treatment to our competitors’ products or services, our platform, business, financial condition, and results of operations could be adversely affected.

Certain estimates and information contained in this prospectus are based on information from third-party sources, and we do not independently verify the accuracy or completeness of the data contained in such sources or the methodologies for collecting such data. Any real or perceived inaccuracies in such estimates or information may harm our reputation and adversely affect your ability to evaluate our business.

Certain estimates and information contained in this prospectus, including general expectations concerning our industry and the market in which we operate, our market opportunity, and our market size, are based to some extent on information provided by third parties. This information involves a number of assumptions and limitations, and, although we believe the information from such third-party sources is reliable, we have not independently verified the accuracy or completeness of the information contained in such third-party sources or the methodologies for collecting such information or developing such estimates. If there are any limitations or errors with respect to such information, or if such estimates are inaccurate, your ability to evaluate our business and prospects could be impaired and our reputation with investors could suffer.

For example, market opportunity estimates and market growth forecasts included in this prospectus are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. Not every customer included in our market opportunity estimates will necessarily purchase subscriptions to our platform or similar products and services, and some or many of those potential Users may choose to use products or services offered by our competitors. We cannot be certain that any particular number or percentage of the potential Users included in our calculation of our market opportunity will generate any particular level of revenue for us. Even if the market in which we compete meets the size estimates and growth forecasts in this prospectus, our business could fail to grow for a variety of reasons, including competition, customer preferences and the other risks described in this prospectus. Accordingly, the estimates of market opportunity and forecasts of market growth included in this prospectus should not be taken as necessarily indicative of our future growth.

Our partnerships with third parties are an important source of new business for us, and, if those third parties were to reduce their referral of Users to us, our ability to increase our revenue would be adversely affected.

We have partnerships with third parties that are an important source of new business. If any of our third-party partners, such as our partners in the online food marketplace that provide referrals, were to switch to providing marketing support for another payment processor, terminate their relationship with us, merge with or be acquired by one of our competitors, or shut down or become insolvent, we may no longer receive the benefits associated with that relationship, such as new customer referrals, and we also risk losing existing Users and the related payment processing that were originally referred to us by such third party. Any of these events could adversely affect our ability to increase our revenue.

Risks Related to Government Regulation and Other Compliance Requirements

Our business is subject to a variety of U.S. laws and regulations, many of which are unsettled and still developing, and our or our Users’ failure to comply with such laws and regulations could subject us to claims or otherwise adversely affect our business, financial condition, or results of operations.

The technology industry and the offering of financial products therein is relatively nascent and rapidly evolving. We are subject to a variety of U.S. laws and regulations. In connection with our financial technology solutions, we must comply with a number of federal, state and local laws and regulations, including state and federal unfair, deceptive, or abusive acts and practices laws, the Federal Trade Commission Act, the Equal Credit Opportunity Act, the Servicemembers Civil Relief Act, the Electronic Funds Transfer Act, the Gramm-Leach-Bliley Act, and the Dodd Frank Act. We must also comply with laws related to money laundering, money transfers, and advertising, as well as privacy and information security laws, including the California Consumer Privacy Act, or the CCPA. We may, in the future, offer additional financial technology solutions to Users that may be subject to additional laws and regulations or be subject to the abovementioned laws and regulations in novel ways.

Laws, regulations, and standards governing issues such as worker classification, labor and employment, anti-discrimination, online credit card payments, payment and payroll processing, financial services, gratuities, pricing and commissions, text messaging, subscription services, intellectual property, data retention, privacy, data security, consumer protection, background checks, website and mobile application accessibility, wages, and tax are often complex and subject to varying interpretations, in many cases due to their lack of specificity. The scope and interpretation of existing and new laws, and whether they are applicable to us, is often uncertain and may be conflicting, including varying standards and interpretations between state and federal law, between individual states, and even at the city and municipality level. As a result, their application in practice may change or develop over time through judicial decisions or as new guidance or interpretations are provided by regulatory and governing bodies, such as federal, state, and local administrative agencies.

It is also likely that if our business grows and evolves and our services are used in a greater number of geographies, we would become subject to laws and regulations in additional jurisdictions. It is difficult to predict how existing laws would be applied to our business and the new laws to which it may become subject.

We may not be able to respond quickly or effectively to regulatory, legislative, and other developments, and these changes may in turn impair our ability to offer our existing or planned features, products, and services, and/or increase our cost of doing business. While we have and will need to continue to invest in the development of policies and procedures in order to comply with the requirements of the evolving, highly regulated regulatory regimes applicable to our business and those of our Users, our compliance programs are relatively nascent and we cannot assure that our compliance programs will prevent the violation of one or more laws or regulations. If we are not able to comply with these laws or regulations or if we become liable under these laws or regulations, including any future laws or obligations that we may not be able to anticipate at this time, we could be adversely affected, and we may be forced to implement new measures to reduce our exposure to this liability. This may require us to expend substantial resources, discontinue certain services or platform features, limit our customer base, or find ways to limit our offerings in particular jurisdictions, which would adversely affect our business. Any failure to comply with applicable laws and regulations could also subject us to claims and other legal and regulatory proceedings, fines, or other penalties, criminal and civil proceedings, forfeiture of significant assets, and other enforcement actions. In addition, the increased attention focused upon liability issues as a result of lawsuits and legislative proposals could adversely affect our reputation or otherwise impact the growth of our business.

Further, from time to time, we may leverage third parties to help conduct our businesses in the United States or abroad. We may be held liable for any corrupt or other illegal activities of these third-party partners and intermediaries, our employees, representatives, contractors, channel partners, and agents, even if we do not explicitly authorize such activities. While we have policies and procedures to address compliance with such laws, we cannot assure you that our employees and agents will not take actions in violation of our policies and applicable law, for which we may be ultimately held responsible.

Illegal or improper activities of Users or customer noncompliance with laws and regulations governing, among other things, online credit card payments, financial services, gratuities, pricing and commissions, data retention, privacy, data security, consumer protection, wages, and tax could expose us to liability and adversely affect our business, brand, financial condition, and results of operations. While we have implemented various measures intended to anticipate, identify, and address the risk of these types of activities, these measures may not adequately address or prevent all illegal or improper activities by these parties from occurring and such conduct could expose us to liability, including through litigation, or adversely affect our brand or reputation.

Changes in legislative and regulatory policy affecting payment processing could have a material adverse effect on our business.

We provide our financial technology solutions in a constantly changing legal and regulatory environment. New laws or regulations, or new interpretations of existing laws or regulations, affecting our financial technology solutions could have a materially adverse impact on our ability to operate as currently intended and cause us to incur significant expense in order to ensure compliance. For example, government agencies may impose new or additional rules that (i) prohibit, restrict, and/or impose taxes or fees on payment processing transactions in, to or from certain countries or with certain governments, individuals, and entities; (ii) impose additional client identification and client due diligence requirements; (iii) impose additional reporting or recordkeeping requirements, or require enhanced transaction monitoring; (iv) limit the types of entities capable of providing payment processing services, or impose additional licensing or registration requirements; (v) impose minimum capital or other financial requirements; (vi) require enhanced disclosures to our payment processing clients; (vii) cause loans facilitated through the Toast Capital platform, or any of the underlying terms of those loans, to be unenforceable against the relevant borrowers; (viii) limit the number or principal amount of payment processing transactions that may be sent to or from a jurisdiction, whether by an individual or in the aggregate; and (ix) restrict or limit our ability to facilitate processing transactions using centralized databases. These regulatory changes and uncertainties make our business planning more difficult. They could require us to invest significant resources and devote significant management attention to pursuing new business activities, change certain of our business practices or our business model, or expose us to additional costs (including increased compliance costs and/or customer remediation), any of which could adversely impact our results of operations. If we fail to comply with new laws or regulations, or new interpretations of existing laws or regulations, our ability to operate our business, our relationships with our Users, our brand, and our financial condition and results of operations could be adversely affected.

As we consider expanding our presence internationally, we may become subject to the laws, regulations, licensing schemes, industry standards, and payment card networks rules applicable in such jurisdictions, which may require us to invest additional resources to adopt appropriate compliance policies and measures. If we are unable to timely comply with the rules or laws of new jurisdictions in which we conduct business, our business or reputation may be adversely affected.

NACHA Rules and related oversight are material to our transaction processing business and our failure to comply could materially harm our business.

Our transaction processing services are subject to the National Automated Clearing House Association Rules, or NACHA Rules. Any changes in the NACHA Rules that increase our cost of doing business or limit our ability to provide processing services to our Users will adversely affect the operation of our business. If we or our Users fail to comply with the NACHA Rules or if our processing of customer transactions is materially or routinely delayed or otherwise disrupted, our partner financial institutions could suspend or terminate our access to NACHA’s clearing and settlement network, which would make it impossible for us to conduct our business on its current scale.

Additionally, we periodically conduct audits and self-assessments to verify our compliance with NACHA Rules. If an audit or self-assessment under NACHA Rules identifies any deficiencies that we need to remediate, the remediation efforts may distract our management team and other staff and be expensive and time consuming. NACHA may update its operating rules and guidelines at any time, which could require us to take more costly compliance measures or to develop more complex monitoring systems. Our partner financial institutions could also change their interpretation of NACHA requirements, similarly requiring costly remediation efforts and potentially preventing us from continuing to provide services through such partner financial institutions until we have remediated such issues to their satisfaction.

Failure to comply with anti-money laundering, economic and trade sanctions regulations, the U.S. Foreign Corrupt Practices Act, or the FCPA, and similar laws could subject us to penalties and other adverse consequences.

Our relationships with financial institution partners and other third parties may contractually require us to maintain an anti-money laundering program. We are also subject to economic and trade sanctions programs administered by the Treasury Department’s Office of Foreign Assets Control, or OFAC, which prohibit or restrict transactions to or from or dealings with specified countries, their governments, and in certain circumstances, their nationals, and with individuals and entities that are specially-designated nationals of those countries, narcotics traffickers, terrorists or terrorist organizations, and other sanctioned persons and entities.

We may in the future operate our business in foreign countries where companies often engage in business practices that are prohibited by U.S. and other regulations applicable to us. We are subject to anti-corruption laws and regulations, including the FCPA and other laws that prohibit the making or offering of improper payments to foreign government officials and political figures, including anti-bribery provisions enforced by the Department of Justice and accounting provisions enforced by the SEC. These laws prohibit improper payments or offers of payments to foreign governments and their officials and political parties by the United States and other business entities for the purpose of obtaining or retaining business. We have implemented policies, procedures, systems, and controls designed to identify and address potentially impermissible transactions under such laws and regulations; however, there can be no assurance that all of our employees, consultants, and agents, including those that may be based in or from countries where practices that violate U.S. or other laws may be customary, will not take actions in violation of our policies, for which we may be ultimately responsible.

Our failure to comply with anti-money laundering, economic, and trade sanctions regulations, the FCPA, and similar laws could subject us to substantial civil and criminal penalties, or result in the loss or restriction of our federal MSB registration and state money transmitter licenses (or the inability to obtain new licenses necessary to operate in certain jurisdictions). We may also face liability under our contracts with third parties, which may significantly affect our ability to conduct some aspects of our business. Additionally, changes in this regulatory environment may significantly affect or change the manner in which we currently conduct some aspects of our business. For example, bank regulators are imposing additional and stricter requirements on banks to ensure they are meeting their BSA obligations, and banks are increasingly viewing money services businesses, as a class, to be higher risk Users for money laundering. As a result, our bank partners may limit the scope of services they provide to us or may impose additional requirements on us. These regulatory restrictions on banks and changes to banks’ internal risk-based policies and procedures may result in a decrease in the number of banks that may do business with us, may require us to change the manner in which we conduct some aspects of our business, may decrease our revenue and earnings and could have a materially adverse effect on our results of operations or financial condition.

Our platform regularly collects and stores personal information and, as a result, both domestic and international privacy and data security laws apply. As these laws are enhanced or new laws are introduced, our business could incur additional costs and liabilities and our ability to perform our services and generate revenue could be impacted.

As we seek to build a trusted and secure platform for and to expand our network of Users and facilitate their transactions and interactions with their guests, we will increasingly be subject to laws and regulations relating to the collection, use, retention, privacy, security, and transfer of information, including the personal information of their employees and guests. As with the other laws and regulations noted above, these laws and regulations may change or be interpreted and applied differently over time and from jurisdiction to jurisdiction, and it is possible they will be interpreted and applied in ways that will materially and adversely affect our business.

In addition, many states in which we operate have laws that protect the privacy and security of sensitive and personal information. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to sensitive and personal information than federal or other state laws, and such laws may differ from each other, which may complicate compliance efforts. For example, California enacted the CCPA, which went into effect in January 2020 and became enforceable by the California Attorney General in July 2020, and which, among other things, requires companies covered by the legislation to provide new disclosures to California consumers and afford such consumers new rights with respect to their personal information, including the right to request deletion of their personal information, the right to receive the personal information on record for them, the right to know what categories of personal information generally are maintained about them, as well as the right to opt-out of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the loss of personal information. This private right of action may increase the likelihood of, and risks associated with, data breach litigation.

Additionally, a new California ballot initiative, the California Privacy Rights Act, or the CPRA, was passed in November 2020. Effective on January 1, 2023, the CPRA imposes additional obligations on companies covered by the legislation and will significantly modify the CCPA, including by expanding consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. The effects of the CCPA and the CPRA are potentially significant and may require us to modify our data collection or processing practices and policies and to incur substantial costs and expenses in an effort to comply and increase our potential exposure to regulatory enforcement and/or litigation.

Certain other state laws impose similar privacy obligations and we also anticipate that more states may enact legislation similar to the CCPA, which provides consumers with new privacy rights and increases the privacy and security obligations of entities handling certain personal information of such consumers. The CCPA has prompted a number of proposals for new federal and state-level privacy legislation. Such proposed legislation, if enacted, may add additional complexity, variation in requirements, restrictions and potential legal risk, require additional investment of resources in compliance programs, impact strategies, and the availability of previously useful data, and could result in increased compliance costs and/or changes in business practices and policies.

The regulatory framework governing the collection, processing, storage, use, and sharing of certain information, particularly financial and other personal information, is rapidly evolving and is likely to continue to be subject to uncertainty and varying interpretations. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our existing data management practices or the features of our services and platform capabilities. Any failure or perceived failure by us, or any third parties with which we do business, to comply with our posted privacy statements or notices, changing consumer expectations, evolving laws, rules and regulations, industry standards, or contractual obligations to which we or such third parties are or may become subject, may result in actions or other claims against us by governmental entities or private actors, the expenditure of substantial costs, time, and other resources or the incurrence of significant fines, penalties, or other liabilities. In addition, any such action, particularly to the extent we were found to have engaged in violations or otherwise liable for damages, would damage our reputation and adversely affect our business, financial condition, and results of operations.

We cannot yet fully determine the impact these or future laws, rules, regulations, and industry standards may have on our business or operations. Any such laws, rules, regulations, and industry standards may be inconsistent among different jurisdictions, subject to differing interpretations or may conflict with our current or future practices. Additionally, our partners and our Users and their guests may be subject to differing privacy laws, rules, and legislation, which may mean that our partners or Users require us to be bound by varying contractual requirements applicable to certain other jurisdictions. If our Users fail to comply with such privacy laws, rules, or legislation, we could be exposed to liability and our business, financial condition, results of operations, and brand could be adversely affected. Adherence to contractual requirements imposed by our partners or Users may impact our collection, use, processing, storage, sharing, and disclosure of various types of information including financial information and other personal information, and may mean we become bound by, or voluntarily comply with, self-regulatory or other industry standards relating to these matters that may further change as laws, rules, and regulations evolve. Complying with these requirements and changing our policies and practices may be onerous and costly, and we may not be able to respond quickly or effectively to regulatory, legislative, and other developments. These changes may in turn impair our ability to offer our existing or planned features, products, and services, and/or increase our cost of doing business. As we expand our partnerships and our customer base, these requirements may vary from customer to customer, and from guest to guest, further increasing the cost of compliance and doing business.

We publicly post documentation regarding our practices concerning the collection, processing, use, and disclosure of information. Although we endeavor to comply with our published statements, notices, and documentation, we may at times fail to do so or be alleged to have failed to do so. Any failure or perceived failure by us to comply with our privacy statements, notices, or any applicable privacy, security, or data protection, information security, or consumer-protection related laws, regulations, orders, or industry standards could expose us to costly litigation, significant awards, fines or judgments, civil and/or criminal penalties, or negative publicity, and could materially and adversely affect our business, financial condition, and results of operations. The publication of our privacy statements, notices, and other documentation that provide promises and assurances about privacy and security can subject us to potential state and federal action if they are found to be deceptive, unfair, or misrepresentative of our actual practices, which could, individually or in the aggregate, materially and adversely affect our business, financial condition, and results of operations.

We have incurred, and may continue to incur, significant expenses to comply with evolving mandatory privacy and security standards and protocols imposed by law, regulation, industry standards, shifting customer and guest expectations, or contractual obligations. We post on our website our privacy statement and practices concerning the collection, use, and disclosure of information. In particular, with laws and regulations such as the CCPA and the forthcoming CPRA in the United States imposing new and relatively burdensome obligations, and with substantial uncertainty over the interpretation and application of these and other laws and regulations, we may face challenges in addressing their requirements and making necessary changes to our policies and practices, and may incur significant costs and expenses in an effort to do so. Any failure, real or perceived, by us to comply with our posted privacy statements or notices, changing customer and guest expectations, or with any evolving regulatory requirements, interpretations, or orders, other local, state, federal, or international privacy, data protection, information security, or consumer protection-related laws and regulations, industry standards, or contractual obligations could cause our Users to reduce their use of our products and services, disrupt our supply chain or third-party vendor or developer partnerships, and materially and adversely affect our business.

Changes in tax law may adversely affect us or our investors.

The rules dealing with U.S. federal, state, and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service, or the IRS, and the U.S. Treasury Department. Changes to tax laws (which changes may have retroactive application) could adversely affect us or holders of our Class A common stock. In recent years, many such changes have been made and changes are likely to continue to occur in the future. It cannot be predicted whether, when, in what form or with what effective dates tax laws, regulations, and rulings may be enacted, promulgated or issued, which could result in an increase in our or our shareholders’ tax liability or require changes in the manner in which we operate in order to minimize or mitigate any adverse effects of changes in tax law. Prospective investors should consult their tax advisors regarding the potential consequences of changes in tax law on our business and on the ownership and disposition of our Class A common stock.

Government regulation of the Internet, mobile devices, and e-commerce is evolving, and unfavorable changes could substantially adversely affect our business, financial condition, and results of operations.

We are subject to general business regulations and laws as well as federal and state regulations and laws specifically governing the Internet, mobile devices, and e-commerce that are constantly evolving. Existing and future laws and regulations, or changes thereto, may impede the growth of the Internet, mobile devices, e-commerce, or other online services, increase the cost of providing online services, require us to change our business practices, or raise compliance costs or other costs of doing business. These evolving regulations and laws may cover taxation, tariffs, user privacy, data protection, pricing and commissions, content, copyrights, distribution, social media marketing, advertising practices, sweepstakes, mobile, electronic contracts and other communications, consumer protection, and the characteristics and quality of our services. It is not clear how existing laws governing issues such as property ownership, sales, use, and other taxes, and personal privacy apply to the Internet and e-commerce. In addition, in the future, it is possible that foreign government entities in jurisdictions in which we seek to expand our business may seek to or may even attempt to block access to our mobile applications and website. Any failure, or perceived failure, by us to comply with any of these laws or regulations could result in damage to our reputation and brand, a loss in business, and proceedings or actions against us by governmental entities or others, which could adversely affect our business, financial condition, and results of operations.

We are developing new products and services that may be subject to the authority of the Consumer Financial Protection Bureau.

We are constantly developing new products and services to make it easier for our Users to operate their businesses. These new products and services may include features that are subject to the authority of the Consumer Financial Protection Bureau, or the CFPB. The 2010 Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, created the CFPB to assume responsibility for implementing and enforcing most federal consumer financial protection laws and a prohibition on unfair, deceptive, and abusive acts and practices. Under the Dodd-Frank Act, the CFPB can take action against companies that have violated the Dodd-Frank Act, the federal consumer financial protection laws, or CFPB regulations. Should our business change to include products and services that are subject to the CFPB’s authority, we would face increased scrutiny that could result in regulatory or enforcement actions that adversely affect the operation of our business by increasing our costs or otherwise limiting our ability to provide such products and services.

Risks Related to Our Intellectual Property

If we fail to adequately protect our intellectual property rights, our competitive position could be impaired and we may lose valuable assets, generate reduced revenue and become subject to costly litigation to protect our rights.

Our success is dependent, in part, upon protecting our intellectual property rights. We rely on a combination of patents, copyrights, trademarks, service marks, trade secret laws, and contractual restrictions to establish and protect our intellectual property rights in our products and services. However, the steps we take to protect our intellectual property may be inadequate. We will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. Despite our precautions, it may be possible for unauthorized third parties to copy our products and use information that we regard as proprietary to create products and services that compete with ours. Some provisions in our licenses of our technology to Users and other third parties protecting against unauthorized use, copying, transfer, and disclosure of our products may be unenforceable under the laws of certain jurisdictions and foreign countries. Further, the laws of some countries do not protect proprietary rights to the same extent as the laws of the United States. To the extent we expand our international activities, our exposure to unauthorized copying and use of our products and proprietary information may increase.

Our issued patents and any patents issued in the future may not provide us with any competitive advantages, and our patent applications may never be granted. Additionally, the process of obtaining patent protection is expensive and time consuming, and we may not be able to file and prosecute all necessary or desirable patent applications, or we may not be able to do so at a reasonable cost or in a timely manner. Even if issued, these patents may not adequately protect our intellectual property, as the legal standards relating to the infringement, validity, enforceability, and scope of protection of patent and other intellectual property rights are complex and often uncertain.

Additionally, we have registered, among other trademarks, the name “GIVBUX” in the United States and other jurisdictions. Competitors have and may continue to adopt service names similar to ours, thereby harming our ability to build brand identity and possibly leading to user confusion. There could also be potential trade name or trademark infringement claims brought by owners of other trademarks that are similar to our trademarks. Litigation or proceedings before the U.S. Patent and Trademark Office or other governmental authorities and administrative bodies in the United States and abroad may be necessary in the future to enforce our intellectual property rights and to determine the validity and scope of the proprietary rights of others. Further, we may not timely or successfully register our trademarks or otherwise secure our intellectual property.

We enter into confidentiality and invention assignment agreements with our employees and consultants and enter into confidentiality agreements with the parties with whom we have strategic relationships and business alliances. These agreements may not be effective in preventing unauthorized use or disclosure of confidential information or controlling access to and distribution of our products or other proprietary information. Further, these agreements do not prevent our competitors from independently developing technologies that are substantially equivalent or superior to our products.

In order to protect our intellectual property rights, we may be required to spend significant resources to monitor and protect these rights. Litigation may be necessary in the future to enforce our intellectual property rights and to protect our trade secrets. Litigation brought to protect and enforce our intellectual property rights could be costly, time consuming, and distracting to management, and could result in the impairment or loss of portions of our intellectual property. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims, and countersuits attacking the validity and enforceability of our intellectual property rights. Our inability to protect our proprietary technology against unauthorized copying or use, as well as any costly litigation or diversion of our management’s attention and resources, could delay further sales or the implementation of our existing products, impair the functionality of our products, delay introductions of new products, result in our substituting inferior or more costly technologies into our products, or harm our reputation or brand. In addition, we may be required to license additional technology from third parties to develop and market new products, and we may not be able to license that technology on commercially reasonable terms or at all. Our inability to license this technology could harm our ability to compete.

We have been, and may in the future be, subject to intellectual property rights claims by third parties, which are extremely costly to defend, could require us to pay significant damages and could limit our ability to use certain technologies.

Companies in the software and technology industries, including some of our current and potential competitors, own large numbers of patents, copyrights, trademarks, and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. In addition, many of these companies have the capability to dedicate substantially greater resources to enforce their intellectual property rights and to defend claims that may be brought against them than we do. Any intellectual property litigation in which we become involved may involve patent holding companies or other adverse patent owners that have no relevant product revenue and against which our patents may therefore provide little or no deterrence. From time to time, third parties have asserted and may assert patent, copyright, trademark, or other intellectual property rights against us, our partners, or our Users. We have received, and may in the future receive, notices that claim we have misappropriated, misused or infringed other parties’ intellectual property rights and, to the extent we gain greater market visibility, especially by becoming a public company, we face a higher risk of being the subject of intellectual property infringement claims, which is not uncommon with respect to the  technology market. In addition, our agreements with Users include indemnification provisions, under which we agree to indemnify them for losses suffered or incurred as a result of claims of intellectual property infringement and, in some cases, for damages caused by us to property or persons or other third-party claims. Large indemnity payments could harm our business, financial condition, and results of operations.

The outcome of intellectual property claims, with or without merit, could be very time consuming, could be expensive to settle or litigate and could divert our management’s attention and other resources. These claims could also subject us to significant liability for damages, potentially including treble damages if we are found to have willfully infringed patents or copyrights. These claims could also result in our having to stop using technology found to be in violation of a third-party’s rights. We might be required to seek a license for the intellectual property, which may not be available on reasonable terms or at all. Even if a license were available, we could be required to pay significant royalties, which would increase our operating expenses. As a result, we may be required to develop alternative non-infringing technology, which could require significant effort and expense. If we cannot license or develop technology for any infringing aspect of our business, we would be forced to limit or stop sales of certain products or services and may be unable to compete effectively. Any of these results could harm our business, financial condition, and results of operations.

Our platform makes use of open source software components, and a failure to comply with the terms of the underlying open source software licenses could negatively affect our ability to sell our products and subject us to possible litigation.

Our products incorporate and are dependent to a significant extent upon the use of open source software, and we intend to continue our use of open source software in the future. Such open source software is generally licensed by its authors or other third parties under open source licenses and is typically freely accessible, usable, and modifiable. Pursuant to such open source licenses, we may be subject to certain conditions, including requirements, depending on how the licensed software is used or modified, that we offer our proprietary software that incorporates the open source software for little or no cost, that we make available source code for modifications or derivative works we create based upon incorporating or using the open source software and that we license such modifications or derivative works under the terms of the particular open source license. This could enable our competitors to create similar offerings with lower development effort and time and ultimately could result in a loss of our competitive advantage. Further, if an author or other third party that uses or distributes such open source software were to allege that we had not complied with the conditions of one or more of these licenses, we could be required to incur significant legal expenses defending against such allegations and could be subject to significant damages, enjoined from the sale of our products that contained or are dependent upon the open source software, and required to comply with the foregoing conditions, which could disrupt the distribution and sale of some of our products. Litigation could be costly for us to defend, negatively affect our operating results and financial condition or require us to devote additional research and development resources to change our platform. The terms of many open source licenses to which we are subject have not been interpreted by U.S. or foreign courts, and there is a risk that these licenses could be construed in a way that could impose unanticipated conditions or restrictions on our ability to provide or distribute our platform. As there is little or no legal precedent governing the interpretation of many of the terms of certain of these licenses, the potential impact of these terms on our business is uncertain and may result in unanticipated obligations regarding our products and technologies. Any requirement that we make available source code for modifications or derivative works we create based upon incorporating or using open source software or that we license such modifications or derivative works under the terms of open source licenses, could be harmful to our business, financial condition, or results of operations, and could help our competitors develop products and services that are similar to or better than ours. In addition, to the extent that we have failed to comply with our obligations under particular licenses for open source software, we may lose the right to continue to use and exploit such open source software in connection with our operations and products, which could disrupt and adversely affect our business.

In addition to risks related to license requirements, usage, and distribution of open source software can lead to greater risks than the use of third-party commercial software, as open source licensors generally do not provide support, warranties, indemnification, controls on the origin or development of the software, remedies against the licensors or other contractual provisions regarding infringement claims or the quality of the code. Many of the risks associated with usage of open source software cannot be eliminated and could adversely affect our business.

Although we have established procedures to monitor the use of open source software, we rely on multiple software programmers to design our proprietary software and we cannot be certain that our programmers have never, directly or indirectly, incorporated open source software into, or otherwise used open source software in connection with, our proprietary software of which, or in a manner in which, we are not aware, or that they will not do so in the future. It is also possible that we may not be aware of all of our corresponding obligations under open source licenses. We cannot guarantee that we have incorporated open source software in our software in a manner that will not subject us to liability or in a manner that is consistent with our current policies and procedures.

We may be unable to continue to use the domain names that we use in our business or prevent third parties from acquiring and using domain names that infringe on, are similar to, or otherwise decrease the value of our brand, trademarks, or service marks.

We have registered domain names that we use in, or are related to, our business, most importantly www.toasttab.com. If we lose the ability to use a domain name, whether due to trademark claims, failure to renew the applicable registration, or any other cause, we may be forced to market our offerings under a new domain name, which could cause us substantial harm, or to incur significant expense in order to purchase rights to the domain name in question. We may not be able to obtain preferred domain names outside the United States for a variety of reasons. In addition, our competitors and others could attempt to capitalize on our brand recognition by using domain names similar to ours. We may be unable to prevent third parties from acquiring and using domain names that infringe on, are similar to, or otherwise decrease the value of our brand or our trademarks or service marks. Protecting, maintaining, and enforcing our rights in our domain names may require litigation, which could result in substantial costs and diversion of resources, which could in turn adversely affect our business, financial condition, and results of operations.

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

Upon completion of this filing, we will become a public reporting company subject to the rules and regulations established from time to time by the SEC and the Public Company Accounting Oversight Board (PCAOB). These rules and regulations will require, among other things, that we establish and periodically evaluate procedures with respect to our internal control over financial reporting. Reporting obligations as a public company are likely to place a considerable strain on our financial and management systems, processes, and controls, as well as on our personnel.

In addition, as a public company we will be required to document and test our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act so that our management can certify as to the effectiveness of our internal control over financial reporting by the time our second annual report is filed with the SEC and thereafter, which will require us to document and make significant changes to our internal control over financial reporting. Likewise, our independent registered public accounting firm will be required to provide an attestation report on the effectiveness of our internal control over financial reporting at such time as we cease to be an “emerging growth company,” as defined in the JOBS Act, and we become an accelerated or large accelerated filer, although we could potentially qualify as an “emerging growth company” until as late as the fifth anniversary of the completion of this filing We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is accumulated and communicated to our principal executive and financial officers. We are also continuing to improve our internal control over financial reporting, which includes hiring additional accounting and financial personnel to implement such processes and controls.

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

Our current controls and any new controls that we develop may also become inadequate because of changes in our business, and weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could cause us to fail to meet our reporting obligations, result in a restatement of our financial statements for prior periods, undermine investor confidence in us, and adversely affect the trading price of our Class A common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the New York Stock Exchange.

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

For so long as we remain an “emerging growth company” as defined in the JOBS Act, we may take advantage of certain exemptions from various requirements that are applicable to public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the requirements to hold a nonbinding advisory vote on executive compensation and obtain stockholder approval of any golden parachute payments not previously approved. We will remain an emerging growth company until the earlier of (i) the last day of the fiscal year (A) following the fifth anniversary of the completion of this filing, (B) in which we have total annual revenue of at least $1.07 billion, or (C) in which we are deemed to be a large accelerated filer, with at least $700 million of equity securities, which includes Class A common stock and Class B common stock, held by non-affiliates as of the prior June 30th, the end of our second fiscal quarter, and (ii) the date on which we have issued more than $1 billion in non-convertible debt during the prior three-year period.

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

Prior to this filing, we operated on OTC Pink Sheets. After this filing, we will be subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing requirements of the New York Stock Exchange and other applicable securities laws and regulations. The expenses incurred by public companies generally for reporting and corporate governance purposes are greater than those for private companies. For example, the Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business, financial condition, and results of operations. Compliance with these rules and regulations will increase our legal and financial compliance costs, and increase demand on our systems, particularly after we are no longer an emerging growth company. In addition, as a public company, we may be subject to stockholder activism, which can lead to additional substantial costs, distract management, and impact the manner in which we operate our business in ways we cannot currently anticipate. As a result of disclosure of information in this prospectus and in filings required of a public company, our business and financial condition will become more visible, which may result in threatened or actual litigation, including by competitors. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more difficult, time-consuming, and costly, although we are currently unable to estimate these costs with any degree of certainty.

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

Being quoted on OTC Pink Sheets could depress the trading prices of your stock, have a long-term adverse impact on your ability to raise capital in the future, increase price volatility, and decrease the likelihood that orders will be able to be executed.

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

Our Auditor has been charged by the SEC with aiding and abetting violations of the antifraud provisions of federal securities laws and we have changed Auditors for the year ending 12/31/24

In an unrelated matter not pertaining to GivBux Inc., our  auditor, Olayinka Oyebola & Co. (Chartered Accountants), and its principal, Olayinka Oyebola, have been charged by the Securities and Exchange Commission with aiding and abetting violations of the antifraud provisions of the federal securities laws. The relief sought includes potential civil penalties as well as permanent injunctive relief, including an order permanently barring the auditor from acting as an auditor or accountant for U.S. public companies or providing substantial assistance in the preparation of financial statements filed with the Securities and Exchange Commission. Should the auditor be found guilty, we will be forced to replace the auditor and this could cause serious disruptions in our ability to report on time. Should we have to change auditors, this could impact us financially as the new auditor would have to review the previous work done For more information please refer to the Securities and Exchange Commission’s press release, available at https://www.sec.gov/newsroom/pressreleases/ 2024-157.

 In March 2025, OTC Markets announced that Olayinka Oyebola & Co had been placed on its Prohibited Professional Services list so the company had no option than to name a new auditor. Subsequently , the company filed a 8K on April 10, 2025 announcing the changing of our auditor to Lao Professional Services.

Item 1C- Cybersecurity

We rely on proprietary and third-party information systems to process, transmit and store information and to manage or support our business processes. We store and maintain confidential financial and business information regarding us and persons with whom we do business on our information technology systems. We also collect and hold personally identifiable information of our employees in connection with their employment. In addition, we engage third-party service providers that may collect and hold personally identifiable information of our employees in connection with providing business services to us, including web hosting, accounting, payroll and benefit services.

Cybersecurity Governance

The protection of the information technology systems on which we rely is critically important to us. The Audit Committee of the Board of Directors has oversight for the reliability and security of our information systems, including identifying material risks and cybersecurity threats arising in our business. The Audit Committee receives updates from management of the ongoing cybersecurity initiatives and events at least once per quarter. In the event of a material cybersecurity incident, management will notify the Board of Directors, which will provide oversight for the Company’s response and mitigation to the incident.

Our Chief Technical Officer is responsible for the management of the Company’s information systems and oversees the Company’s information technology team (“IT Team”). The IT Team has in place documented procedures for cybersecurity response plans, which are reviewed annually or as events warrant. The IT Team utilizes third party security experts to provide continuous external penetration testing, conduct security reviews, and to provide a managed security operations center that does 24/7 monitoring as well as provide additional resources for threat and incident response activities.

Cybersecurity Risk Management and Strategy

We employ a multi-layered approach to protect our information systems from cybersecurity threats. We have around the clock security operations center coverage that uses an industry leading security information and event management tool to aggregate and analyze data and provide immediate alerts of potential breaches.

A cybersecurity incident could interrupt our operations, result in downtime, divert our planned efforts and resources from other projects, damage our reputation and brand, damage our competitive position, subject us to liability claims or regulatory penalties under laws protecting the privacy of personal information. Although impacts of past cybersecurity incidents have been immaterial to date, the impacts of such events in the future may materially and adversely affect our business, financial condition, or results of operations.

Item 2 Properties

We do not own any real property. On March 1, 2021, the Company entered into lease agreements to rent office and marina spaces for a three-year term at $29,250 per month for the first twelve months. The Company leases its office at 2801 W Coast Hwy, Suite 200, Newport Beach CA 92663

In accordance with ASC 842, the Company recognized operating lease ROU assets and lease liabilities as follows:

LEASES

On March 1, 2021, the Company entered into lease agreements to rent office and marina spaces for a three-year term at $29,250 per month for the first twelve months.

In accordance with ASC 842, the Company recognized operating lease ROU assets and lease liabilities as follows:

The components of lease expense were as follows:

	Year Ended
	December 31
	2024	2023
Lease cost:
Operating lease cost	$490,418	$305,683
	$490,418	$305,683

Supplemental cash flow information related to leases was as follows:

	Year Ended
	December 31
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$335,607	$420,193

Weighted-average remaining lease term - operating leases (year)		.16
Weighted-average discount rate — operating leases	0.00%	3.35%

Supplemental balance sheet information related to leases was as follows:

	December 31,		December 31,
	2024		2023
Operating lease right-of-use asset	$		$60,357

Operating lease liabilities:
Current portion	$		$62,323
Non-current portion		-	0
		$0	$62,323

On February 29, 2024, the term of lease was terminated, the Company moved out from premises and the lease for new premises was on based on month to month. As of December 31,2024, and 2023, the Company’s lease agreement is accounted for as operating leases.

Item 3 Legal Proceedings

There are no current legal or pending suits against the company

Item 4 Mine Safety Disclosures

Not Applicable

Item 5 Market for the registrants Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on OTC Markets Pink under the trading symbol “GBUX.” As of January 13, 2025, there were 330 beneficial owners of record of our common stock.

The declaration and payment of dividends are subject to the sole discretion of our Board of Directors and depend upon our profitability, financial condition, capital needs, credit agreement restrictions, future prospects, and other factors deemed relevant by the Board of Directors.

During the year ended December 31,2023, the Company issued common stock as follows:

•	25,000 shares issued for compensation -management of $37,500.
•	16,667 shares issued for cash of $25,000.
•	25,000 shares issued for compensation -services of $58,250.

During the year ended December 31,2024, the Company issued common stock as follows:

•

On March 11,2024, the Company’s board of directors approved and authorized the transfer agent to remove the restrictive legend on 5,000.000 shares of one stockholder based on legal opinion from attorney.

•

On March 27, 2024, the Company entered into a consulting agreement for corporate administration and governance purposes for a term of 12 months. The consulting fees agreed by issuance 6,000,000 shares of restricted common stock to consultant. On April 3,2024, the Company issued 6,000,000 shares of restricted common stock, valued at $2,280,000 based on market value on agreement date.

 Item 6 Reserved

Not applicable

ITEM 7- MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

On January 15, 2021, FINRA declared effective a change of name of the Company from Senaida Tire Company, Ltd. to GivBux, Inc. (the “Company”, “GivBux”) and a 1-for-20 reverse split of the Company’s common stock. As a condition for approval of the corporate actions, FINRA required the Company to issue 78,125,000 pre-split shares of common stock to the shareholders of GivBux Global Partners, Inc. in exchange for all of the issued and outstanding shares of common stock of GivBux Global Partners, Inc. This requirement was contrary to the terms of the amended Share Exchange Agreement between the Company and GivBux Global Partners, Inc. (the “Agreement”), as these 78,125,000 shares were required pursuant to the Agreement to be issued after the 1-for-20 reverse split, thus being post-split shares. As a result, the Company is contractually required to issue an additional 74,218,050 shares of the Company’s post-split common stock to the former common stock shareholders of GivBux Global Partners, Inc., such that the total number of shares issued pursuant to the share exchange equals that number required by the Agreement. All of the shares have been issued

Share Exchange and Reorganization

On January 7, 2021 (the “Effective Date”), GivBux Global Partners, Inc. (“GivBux Global”) became a 100% subsidiary of the Company. Furthermore, GivBux Global entered into and closed on a share exchange agreement with the Company and its shareholders. Pursuant to the terms of the share exchange agreement, the Company issued 78,125,000 shares of its unregistered post-split common stock to the shareholders of GivBux Global in exchange for all of the shares of GivBux Global’s common stock, representing 100% of its issued and outstanding common stock and as a result of the share exchange agreement, GivBux Global became a wholly owned subsidiary of the Company.

Recapitalization

For financial accounting purposes, this transaction was treated as a reverse acquisition by the Company and resulted in a recapitalization with GivBux Global being the accounting acquirer and the Company as the acquired company. The consummation of this reverse acquisition resulted in a change of control. Accordingly, the historical financial statements prior to the acquisition are those of the accounting acquirer, GivBux, and have been prepared to give retroactive effect to the reverse acquisition completed on January 7, 2021 and represent the operations of GivBux Global. The consolidated financial statements after the acquisition date, January 7, 2021, include the balance sheets of both companies at historical cost, the historical results of GivBux Global and the results of the Company from the acquisition date. All share and per share information in the accompanying consolidated financial statements and footnotes has been retroactively restated to reflect the recapitalization.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates the Company’s continuation as a going concern. The Company has incurred net losses of $ 3,316,192 during the year ended December 31,2024 and has an accumulated deficit of $ 6,953,358 as of December 31, 2024. In addition, current liabilities exceed current assets by $ 3,109,331 as of December 31, 2024.

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

Results of Operations

Years Ended December 31, 2024 and 2023

During the years ended December 31, 2024 and 2023, we had limited operations other than incurring expenditures related to running the Company, and we generated revenues of $ 544,327 and $196,326,respectively. These revenues were generated through facilities rentals, subscription and transactional revenue in 2024 and only facilities rental in 2023. Our operating expenses for the same periods were comprised of operating expenses of $ 3,265,104 and $1,1,233,226  and other expenses of $ 281,020 and  $70,062, respectively, resulting in net loss of $ 3,316,192 for the year ended December 31, 2024 compared to a net loss of $1,106,962 for the year ended December 31, 2023. Our operating expenses mainly consisted of professional fees, rent, marketing , stock -based compensation, management salary ,and general and administrative expenses for the years ended December 31, 2024 and 2023. In 2024 there was a stock based compensation of $ 2,280,000 for marketing services which included stock awareness, GivBux App promotion to influencers and retailers as well financing opportunities.

During the years ended December 31,2024 and 2023, our other expenses consist of interest expenses and loss on change in fair value of derivative liabilities. The increase in other expenses was mainly due to an increase in interest expenses and loss on change in fair value of derivative liabilities

Our major expenses consist of fees to consultants, lawyers ,accountants incurred in connection with our plans to become an SEC reporting company and payroll, rent and marketing. We also incur administrative expenses attendant to the trading of our common stock and the cost of maintaining our corporate charter. As a result of the filing of this Registration Statement, we have undertaken the obligation to file periodic reports with the SEC, which will entail payment of professional fees to accountants and lawyers. Otherwise, we do not expect the level of our operating expenses to change in the future until we implement a business plan or effect an acquisition.

Liquidity and Capital Resources

Year Ending December 31, 2024 and December 31, 2023

At December 31, 2024 and December 31 2023, our current assets were $ 23,137 and $74,640 which were comprised of $ 18,374 and $41,870 cash on hand and there were current liabilities of $ 3,132,468 and $2,557,636, of which $955,165 and $1,026,260 were amounts owed to a related parties, promissory and convertible notes payable of $906,040 and $544,076, accounts payable and accrued liabilities of $759,789 and $365,486 and derivative liabilities of $ 319,337 and $32,241, respectively. The working capital deficits were $3,109,331 and $2,073,139, respectively.

We have not generated positive cash flows from operating activities. For the year ending December 31, 2024 the Company used $361,541 in cash for operations as compared to $491,507 for the year ending December 31, 2023.

For year ending December 31, 2024, net cash flows used in operating activities of $ 361,541 consisting of a net loss of $3,316,192 reduced by amortization of debt discount of $ 245,250 increased by a gain on change in fair value of derivative liabilities of $32,340 and reduced by a change in operating assets and liabilities of $401,384 as well as stock based compensation services of $2,280,000. For the year ending December 31, 2023, net cash flows used in operating activities of $491,507 consisting of a net loss of $ 757,462 reduced by stock-based compensation -management of $ 37,500 and a change in operating assets and liabilities of $ 149,510

The stock based compensation of$ 2,280,000 were for marketing services regarding potential financing, Super App sponsorship, introduction to new retailer, App promotion through influencers and general promotion of GivBux. These activities are currently ongoing..

The net cash used in the financing activities for the year ended December 31, 2024 was $361,541 as compared to the net cash provided by financing activities of $491,426 for the year ending December 31, 2023. For year  ending December 31, 2024 and year ending 2023, we received $104,000 and $369,150 from loans, $37,871 and $157,828 advance from related parties, $0 and $25,000 of common stock issued, $0 and $60,000 in common stock subscriptions, repaid to related party of $135,976 and $148,552, and Convertible notes of $ 332,150 and $28,000 respectively.

Years Ended December 31, 2024 and 2023

On December 31, 2024 and 2023, our current assets were $23,137 and $74,640 which were comprised of $18,374 and $41,870 cash on hand and there were current liabilities of $ 3,132,468 and $2,208,136 of which $ 955,165 and $1,026,260 were amounts owed to a related parties, promissory and convertible notes payable of $ 906,040 and $544,076, accounts payable and accrued liabilities of $ 759,789 and $365,486 and derivative liabilities of  $319,337 and $32,241, respectively. The working capital deficits were $ 3,109,331 and $ 2,073,139 respectively.

We have not generated positive cash flows from operating activities. For the years ended December 31, 2024 and 2023, the Company used $ 338,045 and $491,507 in cash for operations, respectively.

For the year ended December 31, 2024 net cash flows used in operating activities of $361,541, consisting of a net loss of $ 3,316,192, reduced by amortization of debt discount of $ 245,250, a change in fair value of derivative liabilities of $32,340, stock-based compensation of $2,280,000 and reduced by a change in operating assets and liabilities of $ 401,384. For the year ended December 31, 2023, net cash flows used in operating activities of $491,507, consisting of a net loss of $757,462, reduced by stock -based compensation of $58,250 and a change in operating assets and liabilities of $149,510.

The net cash provided by financing activities for the years ended December 31, 2024 and 2023 was $361,541 and $491,426, respectively. During the years ended December 31, 2024 and 2023, we received $104,000 and $369,150 from loans, $ 37,871 and $157,828 advance from related parties, $0 and $25,000 from issuance of common stock, $332,150 and $28,000 from convertible notes, $0 and $60,000from stock subscription,  and repaid to related party of $ 135,976 and $148,552, respectively.

Kenyatta Jones, our founder and director, is funding our limited operations by making advances of funds to cover some of our operating expenses. For the years ended December 31, 2024 and December 31, 2023, those advances totaled $37,871 and $157,828 and the Company repaid $135,976 and $148,552, respectively.

Other recent financing activities of the Company are as follows:

On September 30, 2019, the GivBux Global Partners, Inc. issued a $30,000 8% convertible promissory note to Castro Berlin Roccio Christina, a nonaffiliated third party. The note is convertible into the Company’s common stock at a price equal to $0.50.

On January 29, 2020, the GivBux Global Partners, Inc. issued a $20,000 8% convertible promissory note to Divina Le, a nonaffiliated third party. The note is convertible into the Company’s common stock at a price equal to $0.50.

On February 26, 2020, the GivBux Global Partners, Inc. issued a $10,000 8% convertible promissory note to Honey Badger Capital Limited, Ross Ewaniuk, a nonaffiliated third party. The note is convertible into the Company’s common stock at a price equal to $0.50.

On March 5, 2020, the GivBux Global Partners, Inc. issued a $5,900 8% convertible promissory note to Ashley Robinson, a nonaffiliated third party. The principal amount at issuance was $3,700. The note is convertible into the Company’s common stock at a price equal to $0.50.

On March 6, 2020, the GivBux Global Partners, Inc. issued a $7,500 8% convertible promissory note to Honey Badger Capital Limited, Ross Ewaniuk, a nonaffiliated third party. The note is convertible into the Company’s common stock at a price equal to $0.50.

On March 9, 2020, the GivBux Global Partners, Inc. issued a $1,200 8% convertible promissory note to White Mountain Ventures, Inc., an entity controlled by Ashley Robinson, a nonaffiliated third party. The note is convertible into the Company’s common stock at a price equal to $0.50.

On March 26, 2020, the Company issued a $11,000 7% convertible promissory note to Daria Petrova, a nonaffiliated third party. The note is convertible into the Company’s common stock at a price equal to 25% of the average closing price of the Company’s common stock during the 10 consecutive trading days prior to the date on which the holder elects to convert all or part of the note.

On March 5, 2021, the GivBux Global Partners, Inc. issued a $12,300 8% convertible promissory note to Miklos Gulyas, a nonaffiliated third party. The note is convertible into the Company’s common stock at a price equal to $0.50.

On April 1, 2021, the Company issued a $679,137.00 3% demand promissory note to Bear Bull Market Dividends, Inc., an entity controlled by Kenyatto Jones, the Company’s founder. This obligation, represented by a promissory note, is reflected in the financial statements as a loan from a related party. The outstanding balance represents advances made by Bear Bull Market Dividends, Inc. to GivBux Global Partners, Inc. from its inception on December 6, 2018, through September 30, 2022. On April 1, 2021, the obligation was memorialized in a written promissory note issued by the Company, payable on demand, with interest at 3% per annum. The note is unsecured and is not convertible into shares of the Company’s stock. As of June 30, 2024, the Company has borrowed $679,137.00 under this note and may not draw down any additional funds under the note.

On April 1, 2021, the Company issued a $27,684.00 3% demand promissory note to GBX International, Inc., an entity controlled by Kenyatto Jones, the Company’s founder. This obligation, documented on April 1, 2021, represented by a promissory note and is reflected in the financial statements as a loan from a related party. The outstanding balance represents advances made by GBX International, Inc. to GivBux Global Partners, Inc. from April 1, 2020, through September 30, 2022. On April 1, 2021, the obligation was memorialized in a written promissory note issued by the Company, payable on demand, with interest at 3% per annum. The note is unsecured and is not convertible into shares of the Company’s stock. As of June 30, 2024, the Company has borrowed $27,684.00 under these notes and may not draw down any additional funds under these notes.

On April 1, 2021, the Company issued a $286,570.00 3% demand promissory note to Kenyatto Jones, the Company’s founder. This obligation is documented April 1, 2021, represented by a promissory note and is reflected in the financial statements as a loan from a related party. The outstanding balance represents advances made by Kenyatto Jones. to GivBux Global Partners, Inc. from its inception on December 6, 2018, through September 30, 2022. On April 1, 2021, the obligation was memorialized in a written promissory note issued by the Company, payable on demand, with interest at 3% per annum. The note is unsecured and is not convertible into shares of the Company’s stock. As of June 30, 2024, the Company has borrowed $286,570.00 under these notes and may not draw down any additional funds under these notes.

On January 19, 2022, the Company issued an unsecured 7% one year note for $12,500 to FSE Law Rechtsanwaltsge, controlled by Heiko Schoppe, a nonaffiliated third party.

On March 7, 2022, the Company issued an unsecured 7% one year note for $3,000 to Lawson Capital Partners, controlled by Moritz Zuellig, a nonaffiliated third party.

On July 26, 2022, the Company issued a $100,000 on demand promissory note to Michael Murphy, represented by an agreement for financing of $100,000 in cash or payment of the Company’s operation expenses on behalf of the Company. The loan is free interest and due on demand with settlement of the Company’s common stock at conversion price of $1 per share. During the year ended December 31, 2022, the Company repaid the outstanding balance by issuance of 101,241 shares of common stock.

On October 13, 2022, the Company issued an unsecured 7% one year note in the principal amount of $25,000 to Jami Marseilles, a nonaffiliated third party, of which a balance of $12,500 remains.

On January 31, 2023, the Company issued a $100,000 on demand promissory note to Mary Elizabeth Avery, a nonaffiliated third party. The loan is free of interest and due on demand.

On February 9, 2023, the Company issued a $10,000 on demand promissory note to Greg Wong, a nonaffiliated third party. The loan is free of interest and due on demand.

On March 1, 2023, the Company issued a $50,000 on demand promissory note to ILYM Group, Inc., controlled by Lisa Mullins, a nonaffiliated third party. The loan is free of interest and due on demand.

On April 5, 2023, the Company issued a $25,000 15% fixed interest note 15% to Michael T. Brown. The loan shall be repaid within 120 days and to be paid in weekly installments. As of December 31, 2023, the loan is in default and the Company accrued an applicable penalty of 5%.

On May 19, 2023, the Company issued a $4,000 on demand promissory note to Beau Marseilles, a nonaffiliated third party. The loan is free of interest and due on demand.

On June 20, 2023, the Company issued a $40,000 note with fixed interest of 12% MMS Investment Group, LLC, an entity controlled by Michael Paul Sanchez, a nonaffiliated third party. The loan shall be repaid within 90 days and to be paid in bi-weekly installments. As of December 31, 2023, the loan is in default and the Company accrued applicable penalty of 5%.

On July 11, 2023, the Company issued a $60,000 10% convertible promissory note to Step Well Malaysia Sdn. Bhd., an entity controlled by Carmen Loom, a nonaffiliated third party. The note is convertible into the Company’s common stock at a price equal to 25% of the average closing price of the Company’s common stock during the 10 consecutive trading days prior to the date on which the holder elects to convert all or part of the note.

On July 12, 2023, the Company issued a $4,150 on demand promissory note to Beau Marseilles, a nonaffiliated third party. The loan is free of interest and due on demand.

On July 17, 2023, the Company issued a $50,000 on demand promissory note to Brooks Bailey, a nonaffiliated third party. The loan is free of interest and due on demand.

On August 22, 2023, the Company issued a $10,000 7% convertible promissory note to Arden Wealth & Trust AG, an entity controlled by Kurt Scheollhorn, a nonaffiliated third party. The note is convertible into the Company’s common stock at a price equal to 25% of the average closing price of the Company’s common stock during the 10 consecutive trading days prior to the date on which the holder elects to convert all or part of the note.

On October 6, 2023, the Company issued a one year $10,000 7% demand promissory note to Step Well Malaysia Sdn. Bhd., an entity controlled by Carmen Loom, a nonaffiliated third party.

On November 1, 2023, the Company entered into a one year $7,000 7% convertible promissory note with Step Well Malaysia Sdn. Bhd., an entity controlled by Carmen Loom, a nonaffiliated third party. The note is convertible into the Company’s common stock at a price equal to 25% of the average closing price of the Company’s common stock during the 10 consecutive trading days prior to the date on which the holder elects to convert all or part of the note.

On December 6, 2023, the Company entered into a one year $1,000 unsecured demand promissory note with Beau Marseilles, a nonaffiliated third party. The loan is free of interest and due on demand.

On December 26, 2023, the Company entered into a promissory note agreement with Global Prestige Development Group, an entity controlled by Andres Gomez, a nonaffiliated third party, for the principal amount of $100,000. The Company received the amount of $75,000 in cash, free of interest, with a maturity date of April 18, 2024. The Company recognized a debt discount of $25,000. The debt discount is being amortized over the life of the note using the effective interest method.

On April 4, 2024, the Company entered into a $100,000 10% convertible note agreement with Nicosel, LLC, a non-affiliate third party, controlled by Salvatore Lauria, having an initial principal amount of $28,600 and a 10% original issue discount. Initial consideration of $26,000 was received by the Company

On May 7, 2024, the Company entered into a $ 14,111 10% convertible note agreement with Nicosel, LLC, a non-affiliate third party, controlled by Salvatore Lauria, having an initial principal amount of $14,111 and a 10% original issue discount. Initial consideration of $12,700 was received by the Company

On May 17, 2024, the Company entered into a $5556 10% convertible note agreement with Nicosel, LLC, a non-affiliate third party, controlled by Salvatore Lauria, having an initial principal amount of $ 5556 and a 10% original issue discount. Initial consideration of $ 5,000 was received by the Company

On May 31, 2024, the Company entered into a $3,333 10% convertible note agreement with Nicosel, LLC, a non-affiliate third party, controlled by Salvatore Lauria, having an initial principal amount of $ 3,333 and a 10% original issue discount. Initial consideration of $ 3,000 was received by the Company

On April 23, 2024 , the Company entered into a $ 5,000 10% convertible note agreement with Strategic Equity Capital Ltd, a non-affiliate third party

On May 8 2024 , the Company entered into a $ 25,000 10% convertible note agreement with Maryann’s Diner LLc, a non-affiliate third party

On June 6 2024 , the Company entered into a $ 25,000 10% convertible note agreement with Maryann’s Diner LLc, a non-affiliate third party

On May 8 2024 , the Company entered into a $ 25,000 10% convertible note agreement with Diversified Financial Services, a non-affiliate third party

On June 5 2024 , the Company entered into a $ 25,000 10% convertible note agreement with American Godfather Media LLC, a non-affiliate third party

On June 7 2024 , the Company entered into a $ 2,500 10% convertible note agreement with American Godfather Media LLC, a non-affiliate third party

On June 10 2024 , the Company entered into a $ 5,000 10% convertible note agreement with American Godfather Media LLC, a non-affiliate third party

On June 11 2024 , the Company entered into a $ 5,000 10% convertible note agreement with American Godfather Media LLC, a non-affiliate third party

On June 17 2024 , the Company entered into a $ 2,500 10% convertible note agreement with American Godfather Media LLC, a non-affiliate third party

On June 27 2024 , the Company entered into a $ 700 10% convertible note agreement with Arden Weal, a non-affiliate third party

On July 2, 2024, the Company entered into a $6,667 10% convertible note agreement with Nicosel, LLC, a non-affiliate third party, controlled by Salvatore Lauria, having an initial principal amount of $ 3,333 and a 10% original issue discount. Initial consideration of $ 6,000 was received by the Company

On July 29, 2024, the Company entered into a $6,667 10% convertible note agreement with Nicosel, LLC, a non-affiliate third party, controlled by Salvatore Lauria, having an initial principal amount of $ 6,667 and a 10% original issue discount. Initial consideration of $ 6,000 was received by the Company

On August 9, 2024, the Company entered into a $ 16,667 10% convertible note agreement with Nicosel, LLC, a non-affiliate third party, controlled by Salvatore Lauria, having an initial principal amount of $16,667 and a 10% original issue discount. Initial consideration of $15,000 was received by the Company

On August 14, 2024, the Company entered into a $27,778 10% convertible note agreement with Nicosel, LLC, a non-affiliate third party, controlled by Salvatore Lauria, having an initial principal amount of $ 27,778 and a 10% original issue discount. Initial consideration of $25,000 was received by the Company

On June 1 2024 , the Company entered into a $ 6,000 10% convertible note agreement with American Godfather Media LLC, a non-affiliate third party

On June 1 2024 , the Company entered into a $ 6,000 10% convertible note agreement with American Godfather Media LLC, a non-affiliate third party

On July 17 2024 , the Company entered into a $ 25,000 10% convertible note agreement with Lary Carter, a non-affiliate third party

On August 22 2024 , the Company entered into a $ 25,000 10% convertible note agreement with Lary Carter, a non-affiliate third party

On October 1, 2024, the Company entered into a $ 5000 10% convertible note agreement with Nicosel, LLC, a non-affiliate third party, controlled by Salvatore Lauria,

On November 4, 2024, the Company entered into a $ 5000 10% convertible note agreement with Nicosel, LLC, a non-affiliate third party, controlled by Salvatore Lauria,

On November 5, 2024, the Company entered into a $ 5000 10% convertible note agreement with Nicosel, LLC, a non-affiliate third party, controlled by Salvatore Lauria

On November 12, 2024, the Company entered into a $ 3000 10% convertible note agreement with Nicosel, LLC, a non-affiliate third party, controlled by Salvatore Lauria

On November 13, 2024, the Company entered into a $ 7,000 10% convertible note agreement with Nicosel, LLC, a non-affiliate third party, controlled by Salvatore Lauria

On November 25, 2024, the Company entered into a $ 1,950 10% convertible note agreement with Nicosel, LLC, a non-affiliate third party, controlled by Salvatore Lauria

On November 26, 2024, the Company entered into a $ 5600 10% convertible note agreement with Nicosel, LLC, a non-affiliate third party, controlled by Salvatore Lauria

On December 5, 2024, the Company entered into a $ 10,000 10% convertible note agreement with Nicosel, LLC, a non-affiliate third party, controlled by Salvatore Lauria

On December 18, 2024, the Company entered into a $ 3,000 10% convertible note agreement with Nicosel, LLC, a non-affiliate third party, controlled by Salvatore Lauria,

On December 20, 2024, the Company entered into a $ 7000 10% convertible note agreement with Nicosel, LLC, a non-affiliate third party, controlled by Salvatore Lauria,

We expect that the proceeds of the convertible promissory notes described above will continue to fund our operations , and that we will continue to require additional financing to maintain our existence for the next twelve months. Our management is not required to fund our operations by any contract or other obligation. In the event that we undertake to complete an acquisition that requires financing, we will likely depend on an outside source for such financing. However, we have not identified any debt or equity financing sources that can be relied upon to provide such financing.

Critical Accounting Policies

This discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared under accounting principles generally accepted in the United States of America (“ US GAAP”). The preparation of financial statements in conformity with US GAAP requires our management to make estimates and assumptions that affect the reported values of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported levels of revenue and expenses during the reporting period. Actual results could materially differ from those estimates.

Below is a discussion of accounting policies that we consider critical to an understanding of our financial condition and operating results and that may require complex judgment in their application or require estimates about matters which are inherently uncertain. A discussion of our significant accounting policies, including further discussion of the accounting policies described below, can be found in Note 2, “Summary of Significant Accounting Policies” of our Consolidated Financial Statements.

Accounting Basis

The basis is US GAAP. We utilize an accrual basis of accounting and have a December 31st year end.

Derivative Financial Instruments

We account for freestanding contracts that are settled in a company’s own stock, including common stock warrants, to be designated as an equity instrument or generally as a liability. A contract so designated is carried at fair value on a company’s balance sheet, with any changes in fair value recorded as a gain or loss in a company’s results of operations.

We record all derivatives on the balance sheet at fair value, adjusted at the end of each reporting period to reflect any material changes in fair value, with any such changes classified as changes in derivatives valuation in the statement of operations. The calculation of the fair value of derivatives utilizes highly subjective and theoretical assumptions that can materially affect fair values from period to period. The recognition of these derivative amounts does not have any impact on cash flows.

At the date of the conversion of any convertible debt, the pro-rata fair value of the related embedded derivative liability is transferred to additional paid-in capital.

There was $32,241 and $0 in derivative activity for the years ending December 31, 2023 and 2022, respectively. We recorded a loss in change in fair value of derivative liability of $4,241 for the year ended December 31, 2023.

Basic and Diluted Income (Loss) Per Share

We compute income (loss) per share in accordance with FASB ASC 260. Basic earnings (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed using the weighted-average number of common shares and the dilutive effect of contingent shares outstanding during the period. Potentially dilutive contingent shares, which primarily consist of convertible notes, stock issuable to the exercise of stock options and warrants have been excluded from the diluted loss per share calculation because their effect is anti-dilutive. As of December 31, 2024 and December 31, 2023, we had no dilutive instrument because the outstanding convertible preferred stock would cause an anti-dilutive effect.

Item 7A  Quantitative and Qualitive Disclosures About Market Risk

We are exposed to changes in financial market conditions in the normal course of business due to use of certain financial instruments. To mitigate the exposure to these market risks, we have established policies, procedures, and internal processes governing the management of financial market risks. We are exposed to changes in interest rates as well as the event the conversion of our debt via convertible notes.

Interest Rate Risk

We are subject to interest rate risk which will increase our cost of borrowing in the future. The nature and amount of borrowings may vary as a result of future business requirements, market conditions, and other factors. To manage interest rate risk, we have used, and may in the future use, convertible notes

Item 8 – Financial Statements and Supplementary Data

Financial Statements

Our financial statements are included beginning on page F-1 of this Registration Statement.

Annual Financial Statements (audited):

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Givbux, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Givbux, Inc. (the ‘Company’) as of December 31, 2024, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note1, the Company suffered an accumulated deficit of $(6,953,358), and net loss of $(3,316,192). These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regards to these matters are also described in Note 1 to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. Communication of critical audit matters does not alter in any way our opinion on the financial statements taken as a whole and we are not, by communicating the critical audit matters, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Going Concern

We determined the Company’s ability to continue as a going concern as a critical audit matter due to the uncertainty regarding the Company’s available capital and continuous losses.

How the Critical Audit Matter was Addressed in the Audit:

Our principal audit procedures related to the going concern include:

1.	We assessed whether the Company’s determination that there is substantial doubt about its ability to continue as a going concern was adequately disclosed.
2.

We performed testing procedures such as analytical procedures to identify conditions and events that indicate there could be substantial doubt about the entity's ability to continue as a going concern for a reasonable period of time.

3.	We reviewed and evaluated management's plans for dealing with adverse effects of these conditions and events.

/S/ Lateef Awojobi

LAO PROFESSIONALS

(PCAOB ID 7057)

Lagos, Nigeria

We have served as the Company’s auditor since 2025.

April 14, 2025

GivBux, Inc

Consolidated Balance sheets

	December 31,	December 31,
	2024	2023
Assets
Current assets
Cash	$18,374	$41,870
Prepaid expenses	4,583	22,770
Other receivable	180	10,000
Total current assets	23,137	74,640

Operating lease right of use asset	-	60,357
Total Assets	$23,137	$134,997

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable	$188,862	$174,475
Accrued liabilities	759,789	365,486
Due to related party	3,275	3,275
Notes payable - related parties	955,165	1,026,260
Loans payable, net discount of $0 and 23,904	526,150	398,246
Convertible notes, net discount of $126,839 and $18,070	379,890	145,830
Derivative liabilities	319,337	32,241
Operating lease liabilities - current	-	62,323
Total Current Liabilities	3,132,468	2,208,136

Total Liabilities	3,132,468	2,208,136

Stockholders' Deficit
Preferred stock: 10,000,000 authorized; $0.001 par value 0 shares issued and outstanding	-	-
Common stock: 100,000,000 authorized; $0.001 par value 94,572,767 shares and 88,572,767 shares issued and outstanding, respectively	94,573	88,573
Additional paid in capital	3,679,454	1,405,454
Common stock to be issued, 46,667 shares	70,000	70,000
Accumulated deficit	(6,953,358)	(3,637,166)
Total Stockholders' Deficit	(3,109,331)	(2,073,139)
Total Liabilities and Stockholders' Deficit	$23,137	$134,997

See accompanying notes to Audited consolidated financial statements.

GivBux, Inc

Consolidated Statement of Operations

	Year Ended
	December 31,
	2024	2023

Revenue	$544,327	$196,326
Cost of revenue	314,395	-
Gross profit	229,932	196,326

Operating expenses
General and administrative	850,811	640,009
Sales and marketing	60,435	120,000
Stock based-compensation -management	-	37,500
Professional fees	2,353,858	86,217
Total operating expenses	3,265,104	883,726

Loss from operations	(3,035,172)	(687,400)

Other income (expense)
Interest expense	(313,360)	(65,821)
Change in fair value of derivative liabilities	32,340	(4,241)
Total other expense	(281,020)	(70,062)

Loss before income taxes	(3,316,192)	(757,462)
Provision for income taxes	-	-
Net loss	$(3,316,192)	$(757,462)

Basic and diluted loss per Common Share	$(0.04)	$(0.01)
Basic and diluted weighted average number of common shares outstanding	93,107,105	88,575,069

See accompanying notes to Audited consolidated financial statements.

GivBux, Inc

Consolidated Statement of change in Stockholders’ Deficit

For the Years Ended December 31, 2024, and 2023

Audited

			Additional	Common Stock			Total
	Common Stock		Paid in	to be issued		Accumulated	Stockholders'
	Shares	Amount	Capital	Shares	Amount	Deficit	Deficit

Balance - December 31, 2022	88,506,100	$88,506	$1,284,771	6,667	$10,000	$(2,879,704)	$(1,496,427)

Subscription received- shares to be issued	-	-	-	40,000	60,000	-	60,000
Common stock issued for compensation -management	25,000	25	37,475	-	-	-	37,500
Common stock issued for cash	16,667	17	24,983	-	-	-	25,000
Common stock issued for compensation -services	25,000	25	58,225	-	-	-	58,250
Net loss	-	-	-	-	-	(757,462)	(757,462)
Balance - December 31, 2023	88,572,767	$88,573	$1,405,454	46,667	$70,000	$(3,637,166)	$(2,073,139)

Common stock issued for compensation -services	6,000,000	6,000	2,274,000	-	-	-	2,280,000
Net loss	-	-	-	-	-	(3,316,192)	(3,316,192)
Balance - December 31, 2024	94,572,767	$94,573	$3,679,454	46,667	$70,000	$(6,953,358)	$(3,109,331)

See accompanying notes to Audited consolidated financial statements.

GivBux, Inc

Consolidated Statement of Cash Flows

	Year Ended
	December 31,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,316,192)	$(757,462)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation-management	-	37,500
Stock-based compensation -services	2,280,000	58,250
Amortization of debt discount	245,250	11,026
Non-cash leases expenses	60,357	354,928
Change in fair value of derivative liabilities	(32,340)	4,241
Changes in operating assets and liabilities:
Prepaid expenses	18,187	(20,436)
Other receivable	9,820	-
Accounts payable and accrued liabilities	367,340	130,388
Accrued interest	41,350	26,046
Accrued interest-related parties	27,010	28,750
Operating lease liabilities	(62,323)	(364,738)
Net Cash used in Operating Activities	(361,541)	(491,507)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	25,000
Proceeds from loans payable	104,000	369,150
Proceeds from convertible notes	332,150	28,000
Proceed from stock subscription	-	60,000
Proceeds from related parties	37,871	157,828
Repayment to related parties	(135,976)	(148,552)
Net Cash provided by Financing Activities	338,045	491,426

Net change in cash	(23,496)	(81)
Cash, beginning of period	41,870	41,951
Cash, end of period	$18,374	$41,870

Supplemental cash flow information
Cash paid for interest	$	$166
Cash paid for taxes	$-	$-

Non-cash Investing and Financing transactions:
Common stock issued for compensation -management	$-	$37,500
Common stock issued for compensation- services	$2,280,000	$58,250
Derivative liabilities recognized as debt discount	$319,436	$28,000

See accompanying notes to Audited consolidated financial statements.

GivBux, Inc

Notes to Consolidated Financial Statements

December 31,2024 and 2023

NOTE 1 – COMPANY OVERVIEW AND GOING CONCERN

On January 15, 2021, FINRA declared effective a change of name of the Company from Senaida Tire Company, Ltd. to GivBux, Inc. (the “Company”, “GivBux”) and a 1-for-20 reverse split of the Company’s common stock. As a condition for approval of the corporate actions, FINRA required the Company to issue 78,125,000 pre-split shares of common stock to the shareholders of GivBux Global Partners, Inc. in exchange for all of the issued and outstanding shares of common stock of GivBux Global Partners, Inc. This requirement was contrary to the terms of the amended Share Exchange Agreement between the Company and GivBux Global Partners, Inc. (the “Agreement”), as these 78,125,000 shares were required pursuant to the Agreement to be issued after the 1-for-20 reverse split, thus being post-split shares. As a result, the Company is contractually required to issue an additional 74,218,050 shares of the Company’s post-split common stock to the former common stock shareholders of GivBux Global Partners, Inc., such that the total number of shares issued pursuant to the share exchange equals that number required by the Agreement.

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

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates the Company’s continuation as a going concern. The Company has incurred net losses of $3,316,192 during the year ended December 31,2024 and has an accumulated deficit of $6,953,358 as of December 31, 2024. In addition, current liabilities exceed current assets by $3,109,331 as of December 31, 2024.

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

For the years ended December 31, 2024, and 2023, the following common stock equivalents were excluded from the computation of diluted net loss per share as the result of the computation was anti-dilutive.

	December 31	December 31
	2024	2023
	Shares	Shares
Convertible notes	720,154	334,733

Financial Instruments and Fair Value Measurements

As defined in ASC 820” Fair Value Measurements,” fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company classifies fair value balances based on the observability of those inputs. ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement). The following table summarizes fair value measurements by level as of December 31, 2024, and December 31, 2023, measured at fair value on a recurring basis:

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

Stock-Based Compensation

The Company recognizes stock-based compensation in accordance with ASC 718, Stock Compensation. ASC 718 focuses on transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus in which an entity obtains employee services in stock-based payment transactions. ASC 718 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award (with limited exceptions).

Revenue recognition

Revenues are recognized when control of the promised goods or services are transferred to a customer, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. The Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements:

•	identify the contract with a customer;
•	identify the performance obligations in the contract;
•	determine the transaction price;
•	allocate the transaction price to performance obligations in the contract; and
•	recognize revenue as the performance obligation is satisfied.

Leases

ASC 842 supersedes the lease requirements in ASC 840 “Leases” and generally requires lessees to recognize operating and finance lease liabilities and corresponding right-of-use (“ROU”) assets on the balance sheet and to provide enhanced disclosures surrounding the amount, timing and uncertainty of cash flows arising from leasing arrangements.

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

On February 29, 2024, the term of lease was terminated, the Company moved out from premises and the lease for new premises was on based on month to month. As of December 31,2024, and 2023, the Company’s lease agreement is accounted for as operating leases.

Related Parties

The Company follows ASC 850, “Related Party Disclosures,” for the identification of related parties and disclosure of related party transactions (see Note 4).

Commitments and Contingencies

The Company follows ASC 450-20, “Loss Contingencies,” to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred, and the amount of the assessment can be reasonably estimated.

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

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded to reduce the Company’s deferred tax assets to an amount that is more likely than not to be realized.

Recent Accounting Pronouncements

The Company has implemented all new pronouncements that are in effect and that may impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its consolidated financial statements or results of operations.

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

In accordance with ASC 842, the Company recognized operating lease ROU assets and lease liabilities as follows:

 The components of lease expense were as follows:

	Year Ended
	December 31,
	2024	2023
Lease cost:
Operating lease cost	$60,444	$362,664
Short-term lease cost	431,474	72,319
Sublease income	(1,500)	(129,300)
Total lease cost	$490,418	$305,683

Supplemental cash flow information related to leases was as follows:

	Year Ended
	December 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$335,607	$420,193

Weighted-average remaining lease term - operating leases (year)	-	0.16
Weighted-average discount rate — operating leases	-	3.35%

Supplemental balance sheet information related to leases was as follows:

	December 31,	December 31,
	2024	2023
Operating lease right-of-use asset	$-	$60,357

Operating lease liabilities:
Current portion	$-	$62,323
Non-current portion	-	-
	$-	$62,323

NOTE 4 – RELATED PARTY TRANSACTIONS

Loans from Related Parties

During the years ended December 31, 2024 and 2023, the Company borrowed $ 37,871 and $157,828 from our related parties and repaid $135,976 and $148,552 to our related parties, respectively. During the year ended December 31, 2024 and 2023, the Company recorded interest expense of $27,010 and $28,750, respectively. As of December 31, 2024, and 2023, the Company had notes payable related parties of $836,749 and $934,854 and accrued interest of $118,416 and $91,406, respectively. The notes are unsecured, 3% interest bearing and due on demand.

Due to related party

As of December 31,2024, and December 31,2023, the Company had due to related party of $3,275.

Stock based compensation.

During the year ended December 31,2023, the Company issued 25,000 shares for compensation -management of $37,500.

Management Compensation

During the years ended December 31,2024 and 2023, the Company accrued $120,000 and $120,000 and paid $5,000 and $0 management fees, respectively.

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The following table summarizes the components of the Company’s accounts payable and accrued liabilities as of the dates presented:

	December 31,	December 31,
	2024	2023
Trade payable	$188,862	$174,475
Salary payable	393,000	278,000
Accrued interest	101,769	60,669
Other current liabilities	265,020	26,817
	$948,651	$539,961

NOTE 6 – LOANS PAYABLE

The components of loans payable as of December 31,2024 and December 31,2023 were as follows:

Payment date	Principal Amount	Maturity date	Interest rate	December 31, 2024	December 31, 2023
January 19, 2022	$12,500	January 19, 2023	7%	$12,500	$12,500
March 7, 2022	$3,000	March 7, 2023	7%	3,000	3,000
October 13, 2022	$25,000	October 13, 2023	7%	12,500	12,500
January 31, 2023	$100,000	Due on demand	0%	100,000	100,000
February 9, 2023	$10,000	Due on demand	0%	10,000	10,000
March 1, 2023	$50,000	Due on demand	0%	50,000	50,000
April 5, 2023	$25,000	August 3, 2023	15% fixed	25,000	25,000
May 19, 2023	$4,000	Due on demand	0%	4,000	4,000
June 20, 2023	$40,000	September 18, 2023	12% fixed	40,000	40,000
July 12, 2023	$4,150	Due on demand	0%	4,150	4,150
July 17, 2023	$50,000	Due on demand	0%	50,000	50,000
October 6, 2023	$10,000	October 6, 2024	7%	10,000	10,000
December 6, 2023	$1,000	Due on demand	0%	2,000	1,000
December 26, 2023	$100,000	April 18, 2024	0%	100,000	100,000
February 9,2024	$1,000	Due on demand	0%	1,000	-
July 17, 2024	$37,000	January 15, 2025	5%	37,000	-
August 14, 2024	$64,000	January 15, 2025	5%	64,000	-
December 30, 2024	$1,000	Due on demand	0%	1,000	-
Total loans payable				$526,150	$422,150
Less: Unamortized debt discount				-	(23,904)
				526,150	398,246
Less: Current portion				526,150	398,246
Long-term portion				$-	$-

During the years ended December 31,2024 and 2023, the Company borrowed $104,000 and $369,150 and repaid $0 and $0, respectively.

As of December 31,2024 and 2023, seven loans with unpaid balance of $203,000 are in default and the Company recorded applicable 5% penalty of $3,688 and $1,229, respectively.

On December 26,2023, the Company entered into a promissory note agreement with an investor for the principal amount of $100,000 and original issue discount (OID) of $25,000, received the amount of $75,000 in cash, interest free with maturity date of April 18, 2024. The debt discount is being amortized over the life of the note using the effective interest method.

On August 15,2024, the Company entered into a promissory note agreement with an investor for the principal amount of $101,000, received the amount of $101,000 in cash, with interest of 5% per annum and maturity date of January 15, 2025. In the event that the Company fails to make payment by due date, the lender will have the right to foreclose on two assets known as “the two Duffys” which together have value of $37,000. If foreclosure occurs, the reaming balance of $64,000 must be paid by January 15,2025.

During the years ended December 31,2024 and 2023, the Company recorded interest of $9,297 and $12,779, amortization of debt discounts of $23,904 and $1,096 respectively.

As of December 31,2024, and December 31,2023, the Company had loans payable of $526,150 and $422,150, accrued interest of $23,382 and $14,085 and amortization debt discount of $0 and $23,904, respectively.

NOTE 7 –CONVERTIBLE NOTES PAYABLE

The components of convertible notes payable as of December 30,2024 and 2023 were as follows:

Issuance date	Principal Amount	Maturity date	Interest rate	December 31, 2024	December 31, 2023
September 30, 2019	$30,000	September 30, 2021	8%	$30,000	$30,000
January 29, 2020	$10,000	January 29, 2021	8%	$10,000	$10,000
February 26, 2020	$10,000	February 26, 2021	8%	$10,000	$10,000
March 6, 2020	$7,500	March 6, 2021	8%	$7,500	$7,500
March 5, 2020	$3,700	March 5, 2021	8%	$5,900	$5,900
March 9, 2020	$1,200	March 9, 2021	8%	$1,200	$1,200
March 26, 2020	$60,000	March 26, 2021	10%	$60,000	$60,000
March 5, 2021	$11,300	March 5, 2022	8%	$11,300	$11,300
July 11, 2023	$11,000	July 11, 2024	7%	$11,000	$11,000
August 22, 2023	$10,000	August 22, 2024	7%	$10,000	$10,000
November 1, 2023	$7,000	October 31, 2024	7%	$7,000	$7,000
April 4, 2024	$109,379	October 3, 2024	10%	$109,379	$-
April 23, 2024	$5,000	April 23, 2025	10%	$5,000	$-
May 8, 2024	$25,000	May 8, 2025	20%	$25,000	$-
May 8, 2024	$50,000	May 8, 2025	10%	$50,000	$-
June 5, 2024	$50,000	June 1, 2025	10%	$50,000	$-
June 27, 2024	$700	June 27, 2025	10%	$700	$-
July 17, 2024	$50,000	July 17, 2025	10%	$50,000	$-
November 13, 2024	$52,750	November 13, 2025	10%	$52,750	$-
				506,729	163,900
Less: Unamortized debt discount				(126,839)	(18,070)
Total convertible notes payable				379,890	145,830
Less: Current portion				379,890	145,830
Long-term portion				$-	$-

Convertible notes payable consists of the following:

•	Terms ranging from one year to two years.
•	Annual interest rates range from 7% – 20%.
•	Certain convertible notes with 10% original issue discount (OID)
•	Convertible at the option of the holders at any time during the period of note, after maturity date or 6 months after issuance date.
•	Conversion prices is a fixed conversion price of $ 0.50. Certain notes have conversion price of 25%-45% discount to the operative market valuation of the Company.

During the years ended December 31,2024 and 2023, the Company borrowed $332,150 and $28,000 and repaid $0 and $0, respectively.

On April 4, 2024, the Company entered into a convertible promissory note of $100,000 with 10% original issue discount (OID), interest rate of 10% per annum, conversion price of 55% of the average price of the Company’s common stock during the 20 consecutive trading days prior to the date of the conversion with maturity date of October 3,2024. During the year ended December 31,2024, the Company obtained the initial consideration of $98,700 with 10% OID of $10,679 for total initial principal amount of $109,379.

During the year ended December 31, 2024, the Company entered into seven (7) convertible promissory notes of $233,450 with an interest rate of 10% and 20% per annum for a term of 12 months. The noteholders have the right from time to time during the period of the note to convert the unpaid principal into common stock at conversion price of 25% and 45% discount to the average trading price during the ten (10) day period ending on the last complete training day prior to the conversion date.

As of December 31, 2024 and 2023, twelve (12) and eleven (11) convertible notes with unpaid balance of $273,279 and $163,900 are in default, respectively

As of the issuance date of the notes, the Company recognized the additional of new derivative of $319,436 as debt discount and $54,863 Day 1 loss on derivative. The debt discount is being amortized over the life of the note using the effective interest method (Note 8).

During the years ended December 31,2023 and 2022, the Company recognized interest of $32,053 and $12,769, amortization debt discount of $221,346 and $9,930, respectively.

As of December 31, 2024, and 2023, the Company had convertible notes payable of $506,729 and $163,900, unamortized debt discount of $126,839 and $18,070 and accrued interest of $78,388 and $46,335, respectively.

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

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of December 31, 2023. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each convertible note is estimated using the Black-Scholes valuation model.

For the years ended December 31,204 and 2023, the estimated fair values of the liabilities measured on a recurring basis are as follows:

	Year ended	Year ended
	December 31,	December 31,
	2024	2023
Term	0.01 - 1.12 years	0.6 - 1.00 years
Expected average volatility	0% - 304%	262 - 365%
Expected dividend yield	-	-
Risk-free interest rate	3.96% -5.39%	4.79% - 5.46%

The following table summarizes the changes in the derivative liabilities during the year ended December 31, 2024.

Balance - December 31, 2023	$32,241

Addition of new derivatives recognized as debt discounts	319,436
Addition of new derivatives recognized as loss on derivatives	54,863
Gain on change in fair value of the derivative	(87,203)
Balance - December 31, 2024	$319,337

The aggregate loss on derivatives during the years ended December 31, 2024, and 2023 was as follows.

	Year Ended
	December 31
	2024	2023
Day one loss due to derivative liabilities on convertible note	$54,863	$2,935
Gain on change in fair value of the derivative liabilities	(87,203)	1,306
	$(32,340)	$4,241

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

Common Stock

During the year ended December 31,2023, the Company issued common stock as follows:

•	25,000 shares issued for compensation -management of $37,500.
•	16,667 shares issued for cash of $25,000.
•	25,000 shares issued for compensation -services of $58,250.

During the year ended December 31,2024, the Company issued common stock as follows:

•	On March 11,2024, the Company’s board of directors approved and authorized the transfer agent to remove the restrictive legend on 5,000.000 shares of one stockholder based on legal opinion from attorney.
•	On March 27, 2024, the Company entered into a consulting agreement for corporate administration and governance purposes for a term of 12 months. The consulting fees agreed by issuance 6,000,000 shares of restricted common stock to consultant. On April 3,2024, the Company issued 6,000,000 shares of restricted common stock, valued at $2,280,000 based on market value on agreement date.

As of December 31,2024, and 2023, the Company had 94,572,767 shares and 88,572,767 shares of Common Stock outstanding, and no shares of Preferred Stock issued and outstanding (Series A, B and C). The Board of Directors may fix and determine the relative rights and preferences of the shares of any series established.

Stock payable

On June 8,2021, the Company entered into a subscription agreement with an investor for 6,667 shares of common stock at price of $1.50 per share in amount of $10,000 in cash.  As of December 31,2024, and 2023, the Company did not issue 6,667 shares of common stock.

On May 5,2023, the Company entered into a subscription agreement with an investor for 40,000 shares of common stock at price of $1.50 per share in amount of $60,000 in cash.  As of December 31, 2024, and 2023, the Company did not issue 40,000 shares of common stock.

NOTE 10 - INCOME TAXES

The Company did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception. Accounting for Uncertainty in Income Taxes when it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit.

The Company provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carry forwards, because management has determined that it is more likely than not that the Company will not earn income sufficient to realize the deferred tax assets during the carry forward period.

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of December 31, 2024, and 2023 are as follows:

	December 31,	December 31,
	2024	2023
Net operating loss carry forward	$(790,942)	$(1,011,212)
Effective Tax rate	21%	21%
Income tax expenses(benefit)	(166,098)	(212,355)
Less: Valuation Allowance	166,098	212,355
Income tax expenses(benefit)	$-	$-

	December 31,	December 31,
	2024	2023
Deferred tax assets	886,846	720,748
Valuation allowance	(886,846)	(720,748)
Net deferred tax assets	$-	$-

As of December 31, 2024, the Company had approximately $4,223,000 in net operating losses (“NOLs”) that may be available to offset future taxable income, NOLs generated in tax years prior to July 31, 2018, can be carryforward for twenty years, whereas NOLs generated after July 31, 2018, can be carryforward indefinitely. In accordance with Section 382 of the U.S. Internal Revenue Code, the usage of the Company’s net operating loss carry forwards are subject to annual limitations following greater than 50% ownership changes.

The Company’s tax returns are subject to examination by tax authorities for the years ended December 31,2016 to December 31, 2024.

NOTE 11 – COMMITMENTS

On September 28, 2022, the Company entered into a Share Exchange Agreement (‘SEA”) with Active World Holdings, Inc. a Pennsylvania corporation ( DBA Active World Club) , (“AWC”), for exchange 100% of issued and outstanding shares of capital stock of AWH’s wholly owned subsidiary, AWC Unity Metaverse, a corporation to be formed whose sole assets is its metaverse platform (“Metaverse Assets’) which can be replaced for the Company client base for 1,000,000 shares of Series B Convertible Preferred Stock of the Company. On December 15, 2022, the Company and AWH entered into the first amendment to SEA, and agreed (i) rename AWC Metaverse, Inc. (ii) issuance 500,000 shares of Series B convertible Preferred Stock upon the signing amendment and 500,000 shares of Series B Convertible Preferred Stock upon the completion the first $2,500,000 in metaverse sales (iii) AWC will have the sole right to choose the second tranche of 500,000 shares of Series B Convertible Preferred Stock into a like kind Preferred class to be determined in the wholly owned metaverse subsidiary contemplated herein. As of December 31,2024, the first tranche of 500,000 shares of Series B Convertible Preferred Stock has not been issued.

On November 1,2023, the Company entered into a mutual venture agreement with an entity for operation of a yacht charter business. During the year ended December 31,2023, the Company received $100,000 from the other part of the agreement but the agreement was not completed and signed. As of December 31,2024, and 2023, the Company is owning $100,000 to the other part of the agreement and it is included in accounts payable, respectively.

On December 12,2024, the Company entered into a finders (“Finder”) agreement for fundraising, marketing and facility booking services. The Finder will receive a fee of 20% commission on the standard rental booking and a fee of 30% in cash and 5% in stock of the total funds raised. As of December 31,2024, the subject of agreement did not occur.

NOTE 12 – SUBSEQUENT

Management has evaluated subsequent events through the date these financial statements were available to be issued. Based on our evaluation no material events have occurred that require disclosure, except as follows:

On January 17,2025, the Company entered into a convertible promissory note of $37,500 with interest rate of 10% per annum, conversion price of 75% of the average price of the Company’s common stock during the 10 consecutive trading days prior to the date of the conversion with maturity date of January 17,2026. On January 23,2025, the Company obtained the amount of $37,500.

On February 4,2025, the Company entered into a convertible promissory note of $50,000 with 10% original issue discount (OID), interest rate of 10% per annum, conversion price of 55% of the average price of the Company’s common stock during the 20 consecutive trading days prior to the date of the conversion with maturity date of February 4,2026. During January-March 2025, the Company obtained the initial consideration of $48,000 with 10% OID of $5,333 for total initial principal amount of $53,333.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

GIVBUX INC

Opinion on the Financial Statements

We have audited the accompanying balance sheets of GivBux Inc (the ‘Company’) as of December 31, 2023, and the related statements of comprehensive loss, changes in stockholders’ deficit and cash flows for the year ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company suffered an accumulated deficit of $3,986,666 and net loss of $1,106,962. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regards to these matters are also described in Note 1 to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

/s/ Lateef Awojobi

LAO Professionals

Lagos, Nigeria

We have served as the Company’s auditor since 2025.

September 16, 2025 5968

GivBux, Inc

Consolidated Balance sheets

	December 31,	December 31,
	2023	2022
Assets
Current assets
Cash	$41,870	$41,951
Prepaid expenses	22,770	2,334
Other receivable	10,000	10,000
Total current assets	74,640	54,285

Operating lease right of use asset	60,357	415,285
Total Assets	$134,997	$469,570

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable	$174,475	$48,149
Accrued liabilities	714,986	335,377
Due to related party	3,275	3,275
Notes payable - related parties	1,026,260	988,235
Loans payable, net discount of $23,094 and 0	398,246	28,000
Convertible notes, net discount of $18,071 and $0	145,830	135,900
Derivative liabilities	32,241	-
Operating lease liabilities - current	62,323	364,738
Total Current Liabilities	2,557,636	1,903,674

Operating lease liabilities - noncurrent	-	62,323
Total Liabilities	2,557,636	1,965,997

Stockholders' Deficit
Preferred stock: 10,000,000 authorized; $0.001 par value 0 shares issued and outstanding	-	-
Common stock: 100,000,000 authorized; $0.001 par value 88,579,434 shares and 88,512,767shares issued and outstanding, respectively	88,580	88,513
Additional paid in capital	1,415,447	1,294,764
Subscription received - shares to be issued	60,000	-
Accumulated deficit	(3,986,666)	(2,879,704)
Total Stockholders' Deficit	(2,422,639)	(1,496,427)
Total Liabilities and Stockholders' Deficit	$134,997	$469,570

See accompanying notes to Audited consolidated financial statements.

GivBux, Inc

Consolidated Statement of Operations

	Year Ended
	December 31,
	2023	2022

Revenue	$196,326	$162,857

Operating expenses
General and administrative	640,009	869,380
Sales and marketing	120,000	-
Stock based-compensation -management	37,500	240,000
Professional fees	435,717	278,154
Total operating expenses	1,233,226	1,387,534

Loss from operations	(1,036,900)	(1,224,677)

Other expense
Interest expense	(65,821)	(30,820)
Change in fair value of derivative liabilities	(4,241)	-
Total other expense	(70,062)	(30,820)

Loss before income taxes	(1,106,962)	(1,255,497)
Provision for income taxes	-	-
Net loss	$(1,106,962)	$(1,255,497)

Basic and diluted loss per Common Share	$(0.01)	$(0.01)
Basic and diluted weighted average number of common shares outstanding	88,548,658	87,766,041

See accompanying notes to Audited consolidated financial statements.

GivBux, Inc

Consolidated Statement of change in Stockholders’ Deficit

For the Years Ended December 31, 2023, and 2022

Audited

			Additional	Common		Total
	Common Stock		Paid in	Stock	Accumulated	Stockholders'
	Shares	Amount	Capital	to be issued	Deficit	Equity (Deficit)

Balance - December 31, 2021	87,761,100	$87,761	$257,588	$-	$(1,624,207)	$(1,278,858)

Common stock issued for cash	266,667	267	399,733	-	-	400,000
Common stock issued for compensation -management	160,000	160	239,840	-	-	240,000
Common stock issued for compensation -services	145,856	146	218,638	-	-	218,784
Common stock issued for settlement of debts	179,144	179	178,965	-	-	179,144
Net loss	-	-	-	-	(1,255,497)	(1,255,497)
Balance - December 31, 2022	88,512,767	$88,513	$1,294,764	$-	$(2,879,704)	$(1,496,427)

Subscription received- shares to be issued	-	-	-	60,000	-	60,000
Common stock issued for compensation -management	25,000	25	37,475	-	-	37,500
Common stock issued for cash	16,667	17	24,983	-	-	25,000
Common stock issued for compensation -services	25,000	25	58,225	-	-	58,250
Net loss	-	-	-	-	(1,106,962)	(1,106,962)
Balance - December 31, 2023	88,579,434	$88,580	$1,415,447	$60,000	$(3,986,666)	$(2,422,639)

See accompanying notes to Audited consolidated financial statements.

GivBux, Inc

Consolidated Statement of Cash Flows

	Year Ended
	December 31,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,106,962)	$(1,255,497)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation-management	37,500	240,000
Stock-based compensation -services	58,250	218,784
Amortization of debt discount	11,026	-
Change in fair value of derivative liabilities	4,241	-
Changes in operating assets and liabilities:
Prepaid expenses	(20,436)	-
Other current assets	-	(1,763)
Accounts payable and accrued liabilities	479,888	209,552
Accrued interest	54,796	30,820
Change of right-of-use assets and lease liabilities	(9,810)	2,056
Net Cash used in Operating Activities	(491,507)	(556,048)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	-	28
Proceeds from issuance of common stock	25,000	400,000
Proceeds from loans payable	369,150	40,500
Proceeds from convertible notes	28,000	101,241
Repayment of loans payable	-	(12,500)
Proceed from stock subscription	60,000	-
Proceeds from related parties	157,828	171,776
Repayment to related parties	(148,552)	(121,196)
Net Cash provided by Financing Activities	491,426	579,849

Net change in cash	(81)	23,801
Cash, beginning of period	41,951	18,150
Cash, end of period	$41,870	$41,951

Supplemental cash flow information
Cash paid for interest	$166	$-
Cash paid for taxes	$-	$-

Non-cash Investing and Financing transactions:
Common stock issued for settlement of debt	$-	$179,144
Common stock issued for compensation -management	$37,500	$240,000
Common stock issued for compensation- services	$58,225	$218,784

See accompanying notes to Audited consolidated financial statements.

GivBux, Inc

Notes to Consolidated Financial Statements

December 31,2023 and 2022

NOTE 1 – COMPANY OVERVIEW AND GOING CONCERN

On January 15, 2021, FINRA declared effective a change of name of the Company from Senaida Tire Company, Ltd. to GivBux, Inc. (the “Company”, “GivBux”) and a 1-for-20 reverse split of the Company’s common stock. As a condition for approval of the corporate actions, FINRA required the Company to issue 78,125,000 pre-split shares of common stock to the shareholders of GivBux Global Partners, Inc. in exchange for all of the issued and outstanding shares of common stock of GivBux Global Partners, Inc. This requirement was contrary to the terms of the amended Share Exchange Agreement between the Company and GivBux Global Partners, Inc. (the “Agreement”), as these 78,125,000 shares were required pursuant to the Agreement to be issued after the 1-for-20 reverse split, thus being post-split shares. As a result, the Company is contractually required to issue an additional 74,218,050 shares of the Company’s post-split common stock to the former common stock shareholders of GivBux Global Partners, Inc., such that the total number of shares issued pursuant to the share exchange equals that number required by the Agreement.

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

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates the Company’s continuation as a going concern. The Company has incurred net losses of $1,106,962 during the year ended December 31,2023 and has an accumulated deficit of $3,986,666 as of December 31, 2023. In addition, current liabilities exceed current assets by $2,482,996 as of December 31, 2023.

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

For the years ended December 31, 2023, and 2022, the following common stock equivalents were excluded from the computation of diluted net loss per share as the result of the computation was anti-dilutive.

	December 31
	2023	2022
	Shares	Shares
Convertible notes	406,044	186,517

Financial Instruments and Fair Value Measurements

As defined in ASC 820” Fair Value Measurements,” fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company classifies fair value balances based on the observability of those inputs. ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement). The following table summarizes fair value measurements by level as of December 31, 2023, and December 31, 2022, measured at fair value on a recurring basis:

December 31, 2023	Level 1	Level 2	Level 3	Total
Assets
None	$-	$-	$-	$-
Liabilities
Derivative liabilities	$-	$-	$32,241	$32,241

December 31, 2022	Level 1	Level 2	Level 3	Total
Assets
None	$-	$-	$-	$-
Liabilities
Derivative liabilities	$-	$-	$-	$-

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

As of December 31,2023, and 2022, the Company’s lease agreement is accounted for as operating leases.

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

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded to reduce the Company’s deferred tax assets to an amount that is more likely than not to be realized.

Stock-Based Compensation

The Company recognizes stock-based compensation in accordance with ASC 718, Stock Compensation. ASC 718 focuses on transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus in which an entity obtains employee services in stock-based payment transactions. ASC 718 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award (with limited exceptions).

Revenue recognition

Revenues are recognized when control of the promised goods or services are transferred to a customer, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. The Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements:

•	identify the contract with a customer;
•	identify the performance obligations in the contract;
•	determine the transaction price;
•	allocate the transaction price to performance obligations in the contract; and
•	recognize revenue as the performance obligation is satisfied.

Recent Accounting Pronouncements

In October 2021, the FASB issued ASU No. 2021-08, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (Topic 805). This ASU requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities (deferred revenue) from acquired contracts using the revenue recognition guidance in Topic 606. At the acquisition date, the acquirer applies the revenue model as if it had originated the acquired contracts. The ASU is effective for annual periods beginning after December 15, 2022, including interim periods within those fiscal years. Adoption of the ASU should be applied prospectively. Early adoption is also permitted, including adoption in an interim period. If early adopted, the amendments are applied retrospectively to all business combinations for which the acquisition date occurred during the fiscal year of adoption. This ASU is currently not expected to have a material impact on our financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires, among other things, additional disclosures primarily related to the income tax rate reconciliation and income taxes paid. The expanded annual disclosures are effective for our year ending December 31, 2025. The Company is currently evaluating the impact that ASU 2023-09 will have on our consolidated financial statements and whether we will apply the standard prospectively or retrospectively.

The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its financial statements.

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

In accordance with ASC 842, the Company recognized operating lease ROU assets and lease liabilities as follows:

 The components of lease expense were as follows:

	Year Ended
	December 31
	2023	2022
Lease cost:
Operating lease cost	$362,664	$362,664
	$362,664	$362,664

Supplemental cash flow information related to leases was as follows:

	Year Ended
	December 31
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$372,473	$350,608

Weighted-average remaining lease term - operating leases (year)	0.16	1.16
Weighted-average discount rate — operating leases	3.35%	3.35%

Supplemental balance sheet information related to leases was as follows:

	December 31,	December 31,
	2023	2022
Operating lease right-of-use asset	$60,357	$415,285

Operating lease liabilities:
Current portion	$62,323	$364,738
Non-current portion	-	62,323
	$62,323	$427,061

Future minimum lease payments as of December 31, 2023:
Year ended December31,
2024	$62,411
Thereafter	-
$62,411
Less imputed interest	(88)
Operating lease liabilities	$62,323

NOTE 4 – RELATED PARTY TRANSACTIONS

Loans from Related Parties

During the year ended December 31, 2023, the Company borrowed $157,828 from our related parties and repaid $148,552 to our related parties. During the year ended December 31, 2023, the Company recorded interest expense of $28,750. As of December 31, 2023, and 2022, the Company had notes payable related parties of $934,854 and $925,578 and accrued interest of $91,406 and $62,657, respectively. The notes are unsecured, 3% interest bearing and due on demand.

Due to related party

As of December 31,2023, and December 31,2022, the Company had due to related party of $3,275.

Stock based compensation.

During the year ended December 31,2023, the Company issued 25,000 shares for compensation -management for the amount of $37,500.

Management Compensation

During the year ended December 31, 2022, the Company accrued $33,000 and paid $9,000 management fees and issued 160,000 shares of common stock to the Company’s Chief Executive Officer. The Company valued 160,000 shares of common stock at $1.50 per share based on subscription agreements signed with investors in cash during October and November 2022 for the amount of $240,000.

During the year ended December 31,2023, the Company accrued $120,000 and paid $0 management fees.

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The following table summarizes the components of the Company’s accounts payable and accrued liabilities as of the dates presented:

	December 31,	December 31,
	2023	2022
Trade payable	$174,475	$48,149
Bank overdraft	-	28
Salary payable	278,000	158,000
Accrued interest	60,669	34,872
Other current liabilities	376,317	142,477
	$889,461	$383,526

NOTE 6 – LOANS PAYABLE

The components of loans payable as of December 31,2023 and December 31,2022 were as follows:

Payment date	Principal Amount	Maturity date	Interest rate	December 31, 2023	December 31, 2022
January 19, 2022	$12,500	January 19, 2023	7%	$12,500	$12,500
March 7, 2022	$3,000	March 7, 2023	7%	3,000	3,000
October 13, 2022	$25,000	October 13, 2023	7%	12,500	12,500
January 31, 2023	$100,000	Due on demand	N/A	100,000	-
February 9, 2023	$10,000	Due on demand	N/A	10,000	-
March 1, 2023	$50,000	Due on demand	N/A	50,000	-
April 5, 2023	$25,000	August 3, 2023	15% fixed	25,000	-
May 19, 2023	$4,000	Due on demand	N/A	4,000	-
June 20, 2023	$40,000	September 18, 2023	12% fixed	40,000	-
July 12, 2023	$4,150	Due on demand	N/A	4,150
July 17, 2023	$50,000	Due on demand	N/A	50,000	-
October 6, 2023	$10,000	October 6, 2024	7%	10,000	-
December 6, 2023	$1,000	Due on demand	N/A	1,000	-
December 26, 2023	$100,000	April 18, 2024	0%	100,000	-

Total loans payable				$422,150	$28,000
Less: Unamortized debt discount				(23,904)	-
				398,246	28,000
Less: Current portion				398,246	28,000
Long-term portion				$-	$-

During the years ended December 31,2023 and 2022, the Company borrowed $394,150 and $40,500 and repaid $0 and $12,500, respectively.

As of December 31,2023, five loans with unpaid balance of $93,000 are in default and the Company recorded applicable 5% penalty of $1,229.

On December 26,2023, the Company entered into a promissory note agreement with an investor for the principal amount of $100,000, received the amount of $75,000 in cash, free of interest with maturity date of April 18, 2024. The Company recognized a debt discount of $25,000. The debt discount is being amortized over the life of the note using the effective interest method.

During the years ended December 31,2023 and 2022, the Company recorded interest of $12,779 and $1,306, amortization of debt discounts of $1,096 and $0 respectively.

As of December 31,2023, and December 31,2022, the Company had loans payable of $422,150 and $28,000, accrued interest of $14,085 and $1,306 and amortization debt discount of $23,904 and $0, respectively.

NOTE 7 –CONVERTIBLE NOTES PAYABLE

Issuance date	Principal Amount	Maturity date	Interest rate	December 31, 2023	December 31, 2022
September 30, 2019	$30,000	September 30, 2021	8%	$30,000	$30,000
January 29, 2020	$10,000	January 29, 2021	8%	10,000	10,000
February 26, 2020	$10,000	February 26, 2021	8%	10,000	10,000
March 6, 2020	$7,500	March 6, 2021	8%	7,500	7,500
March 5, 2020	$3,700	March 5, 2021	8%	5,900	5,900
March 9, 2020	$1,200	March 9, 2021	8%	1,200	1,200
March 26, 2020	$60,000	March 26, 2021	10%	60,000	60,000
March 5, 2021	$11,300	March 5, 2022	8%	11,300	11,300
July 11, 2023	$11,000	July 11, 2024	7%	11,000	-
August 22, 2023	$10,000	August 22, 2024	7%	10,000	-
November 1, 2023	$7,000	October 31, 2024	7%	7,000	-

				$163,900	$135,900
Less: Unamortized debt discount				(18,070)	-
Total convertible notes payable				145,830	135,900
Less: Current portion				145,830	135,900
Long-term portion				$-	$-

The components of convertible notes payable as of September 30,2023 and December 31,2022 were as follows:

Convertible notes payable consists of the following:

•	Terms ranging from one year to two years.
•	Annual interest rates range from 7% – 10%.
•	Convertible at the option of the holders at any time during the period of note, after maturity date or 6 months after issuance date.
•	Conversion prices is a fixed conversion price of $ 0.50. Certain notes have conversion price of 25% discount to the operative market valuation of the Company.

During the year ended year ended December 31,2022, the Company entered in an agreement with an employee to finance of $100,000 by paying the Company’s operating expenses on behalf of the Company, with non -interest bearing, due on demand and convertible in common stock at $1 per share. During the year ended December 31, 2022, the Company received $101,241 and repaid $101,241 by issuance of 101,241 shares of common stock.

During the year ended December 31,2023, the Company entered into three convertible notes with two investors for the principal amount of $28,000 in cash with interest rate of 7% for one year. According to terms and condition of the agreement, the noteholder has the right from time to time during the period of the note to convert the unpaid principal into common stock at conversion price of 25% discount to the average trading price during the ten (10) day period ending on the last complete training day prior to the conversion date.

As of the issuance date of the notes, the Company recognized the additional of new derivative of $28,000 as debt discount and $2,935 Day 1 loss on derivative. The debt discount is being amortized over the life of the note using the effective interest method (Note 8).

During the years ended December 31,2023 and 2022, the Company recorded interest of $12,769 and $12,072, amortization debt discount of $9,930 and $0, respectively.

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

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of December 31, 2023. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each convertible note is estimated using the Black-Scholes valuation model.

For the years ended December 31,2023 and 2022, the estimated fair values of the liabilities measured on a recurring basis are as follows:

	Year ended	Year ended
	December 31,	December 31,
	2023	2022
Term	0.6 - 1.00 years	-
Expected average volatility	262 - 365%	0%
Expected dividend yield	-	-
Risk-free interest rate	4.79% - 5.46%	0.00%

The following table summarizes the changes in the derivative liabilities during the year ended December 31, 2023.

Fair Value Measurements Using Significant Observable Inputs (Level 3)

Balance - December 31, 2022	$-

Addition of new derivatives recognized as debt discounts	28,000
Addition of new derivatives recognized as loss on derivatives	2,935
Loss on change in fair value of the derivative	1,306
Balance - December 31, 2023	$32,241

The aggregate loss on derivatives during the years ended December 31, 2023, and 2022 was as follows.

	Year Ended
	December 31
	2023	2022
Day one loss due to derivative liabilities on convertible note	$2,935	$-
Loss on change in fair value of the derivative liabilities	1,306	-
	$4,241	$-

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

Common Stock

During the year ended December 31, 2022, the Company issued common stock as follows.

•	179,144 shares issued for settlement of debt of $179,144.
•	266,667 shares issued for cash of $400.000.
•	160,000 shares issued for compensation - management of $240,000.
•	145,856 shares issued for compensation - service of $218,784.

During the year ended December 31,2023, the Company issued common stock as follows:

•	25,000 shares issued for compensation -management of $37,500.
•	16,667 shares issued for cash of $25,000.
•	25,000 shares issued for compensation -services of $58,250.

As of December 31,2023, the Company had 88,579,434 Common shares outstanding, and no shares of Preferred Stock issued and outstanding (Series A, B and C). The Board of Directors may fix and determine the relative rights and preferences of the shares of any series established.

Stock payable

On May 5,2023, the Company entered into a subscription agreement with an investor for 40,000 shares of common stock at price of $1.50 per share in amount of $60,000 in cash.

NOTE 10 - INCOME TAXES

The Company did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception. Accounting for Uncertainty in Income Taxes when it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit.

The Company provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carry forwards, because management has determined that it is more likely than not that the Company will not earn income sufficient to realize the deferred tax assets during the carry forward period.

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of December 31, 2023, and 2022 are as follows:

	December 31,	December 31,
	2023	2022
Net operating loss carry forward	$(1,011,212)	$(796,713)
Effective Tax rate	21%	21%
Income tax expenses(benefit)	(212,355)	(167,310)
Less: Valuation Allowance	212,355	167,310
Income tax expenses(benefit)	$-	$-

	December 31,	December 31,
	2023	2022
Deferred tax assets	720,748	508,393
Valuation allowance	(720,748)	(508,393)
Net deferred tax assets	$-	$-

As of December 31, 2023, the Company had approximately $3,432,000 in net operating losses (“NOLs”) that may be available to offset future taxable income, NOLs generated in tax years prior to July 31, 2018, can be carryforward for twenty years, whereas NOLs generated after July 31, 2018, can be carryforward indefinitely. In accordance with Section 382 of the U.S. Internal Revenue Code, the usage of the Company’s net operating loss carry forwards are subject to annual limitations following greater than 50% ownership changes.

The Company’s tax returns are subject to examination by tax authorities for the years ended December 31,2015 to December 31, 2023.

NOTE 11 – COMMITMENTS

In October 2022, the Company entered into two consulting agreements with two consultants for a period of one year by issuance each 100,000 shares of common stock for services (totally 200,000 shares of common stock). Pursuant to consulting agreements, the Company issued 50,000 shares of common stock valued at $1.50 per share based on subscription agreement in cash for amount of $75,000 during the year ended December 31, 2022. The Company’s commitment to 150,000 shares of common stock is upon completion of services rendered by the consultant. During the year ended December 31,2023, the Company valued the commitment of 150,000 shares of common stock and accrued consulting expenses of $349,500.

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

As of December 31,2023, the first tranche of 500,000 shares of Series B Convertible Preferred Stock has not been issued.

On October 2,2023, the Company entered into a consulting agreement with an entity to provide services in connection with investors and investment activities for a period of six months by paying one-time $5,000 and 70,000 shares of common stock. The shares shall be valued at the closing bid price for the stock on the date of the agreement and subject to a turn-up at the end of the agreement should the Company share count increase from 88,572,767 share of common stock as of 9/29/2023. As of December 31,2023, due to not increasing in number of the Company’s common stock, the Company did not accrue any consulting expenses in connection with shares commitment.

On November 1,2023, the Company entered into a mutual venture agreement with an entity for operation of a yacht charter business. During the year ended December 31,2023, the Company received $100,000 from the other part of the agreement but the agreement was not completed and signed. As of December 31,2023, the Company is owning $100,000 to the other part of the agreement.

NOTE 12 – SUBSEQUENT

Management has evaluated subsequent events through the date these financial statements were available to be issued. Based on our evaluation no material events have occurred that require disclosure, except as follows:

On March 11,2024, the Company’s board of directors approved and authorized the transfer agent to remove the restrictive legend on 5,000.000 shares of one stock holder based on legal opinion from attorney .

Financial Statement Schedules

All schedules have been omitted because they are not required, not applicable, not present in amounts sufficient to require submission of the schedule, or the required information is otherwise included in our financial statements and related notes.

 Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A  Controls and Procedures

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

We determined that control deficiencies existed that constituted material weaknesses, as described below:

•	lack of documented policies and procedures;
•	the lack of an audit committee;
•	there is a risk of management override, given that our officers have a high degree of involvement in our day-to-day operations;
•	there is no effective separation of duties, which includes monitoring controls, between the members of management.

Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. As a result, we have been unable to improve our internal controls over financial reporting during the quarter ending December 31,2024 . However, to the extent possible, we will implement procedures to ensure that the initiation of transactions, the custody of assets, and the recording of transactions will be performed by separate individuals. Management is currently evaluating the steps to address these material weaknesses.

Accordingly, these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by our internal controls.

Limitations on the Effectiveness of Controls

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements and projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2024, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 10 Directors, Executive Officers and Corporate Governance

Name and Address of Beneficial Owner	Shares of Common Stock (2)	Shares of Common Stock Underlying Convertible Securities (2)	Total Percent of Class (4)

Kenyatto Jones, Founder, Chief Strategist, President, The Bear Bull, Inc. (1)(3)	70,000,000	0	74.01%
Umesh Singh, President, Director (1)	0	0	0%
Michael Arnkvarn, Director (1)	25,000	0	.0026%
Robert Thompson, Director (1) (2) Secretary, Treasurer	160,0000	0	.177%
All executive officers and directors as a group (3 People)	70,185,000	0	74.21%
5% or more stockholders
Kenyatto Jones (4)	70,000,000	0	74.01%

(1)	Unless otherwise indicated, the address for Directors, Officers, and beneficial owners is 2751 W Coast Hwy Suite 200 Newport Beach, Ca 92663

(2)	Unless otherwise indicated, all shares are owned directly by the beneficial owner.

(3)	The Bear Bull, Inc. is an entity 100% controlled by Kenyatto Jones.

(4)

Based on 94,572,767 shares of common stock outstanding as of June 30, 2024. Shares of common stock underlying convertible securities held by any person, which securities are currently exercisable or exercisable within 60 days of June 30, 2024, are deemed outstanding for purposes of computing the percentage ownership of the person holding such convertible securities, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

Our directors and executive officers, and their ages as of June 30, 2024, are as follows:

Name	Position	Age
Executive Officers:
Kenyatto Jones	Founder and Chief Strategist	51
Umesh Singh	President and Director	64
Michael Arnkvarn	Director	67
Robert Thompson	Director, Secretary and Treasurer	77

There are no family relationships between any director, executive officer or significant employee.

Our directors will hold office until the next annual meeting of shareholders and until his or her successor(s) have been duly elected and qualified. Directors are elected at the annual meetings to serve for one-year terms. Officers are elected by, and serve at the discretion of, the board of directors.

Kenyatto (Ken) Jones, Founder and Chief Strategist. Ken is both a seasoned executive with hands-on experience within the start-up world and a successful serial entrepreneur. Ken has more than 20 years of executive experience and a proven track record of success including key roles in several successful companies. He has served as Chief Executive Officer and Chairman of a healthy beverage company; Vice President of Operations and Director of Customer Service for an internet technology company; and Lead Consultant for numerous successful business startups, several of which he helped evolve into publicly traded companies.

Prior to becoming a Founding Director at GivBux, Ken was the second largest shareholder/owner of Sharing Services Global Corp., publicly traded company, where he played a variety of crucial roles in the company’s formation and growth, including recruiting key personnel, (most notably the company’s master distributor), fund-raising, brand-building and successfully orchestrating the company’s transition to a publicly traded company. Ken has proven to be a skillful and knowledgeable leader with the ability to leverage his skills across the entire business spectrum. His international connections within the global investment community, coupled with his intimate understanding of the peculiarities of the over-the-counter exchange (OTC), make him an ideal candidate for any corporation looking to scale or gain access to the capital markets.

Ken is a true visionary, focused on success, who has always dedicated himself to ensuring an innovative, safe and successful environment for employees, members and staff. Ken sees GivBux as the pre-eminent opportunity to focus on his heart’s passion; giving back to people and creating opportunities for others to give back to their communities.

Umesh Tim Singh, AAT, CMA, CPA, President and Director. Umesh Tim Singh is a Certified Professional Accountant with more than 25 years of experience in Accounting and Finance. After spending two years at Price Waterhouse Cooper, he went on to Hayes Stuart Little & Company (now Grant Thornton), where he was Senior Accountant-Manager for two years before spending 10 more years as a Partner.

Umesh is fluent and expert in virtually all aspects of corporate accounting, including budget and cash flow forecast, income tax, oversight on audits for both large private companies and nonprofits, mergers and acquisitions, buy-sell agreements, arbitration of settlement disputes, and preparation of financial statements. Here at Givbux, Umesh is also appreciated for his strong analytical skills, his expertise in customer & inter-company relations, his talent for complex problem solving, and his excellent organizational and communication skills.

Umesh is a valuable member of the Givbux Board offering expertise in a wide range of areas, including providing the company with leadership and expert advice on corporate accounting and financial matters.

Michael Arnkvarn, Director. Mr. Arnkvarn is a seasoned veteran with over 30 years of business experience in management, sales and marketing. He has been the Manager of medium to large Agri-Business and Environmental businesses before venturing into the world of Natural Health Products and Natural Cosmetics. He founded Collagenna Skin Care Products in 2004 and this company was initially a cosmetic MLM selling eastern European Cosmetics in the North American market. Today the company is no longer in the MLM space but it has developed its own, highly successful Collagenna Skin Care brand. He has been the CEO of several small cap publicly traded companies and is very familiar with the OTC markets. In 2014 Michael was part of the founding team of a start-up Cannabis company which eventually was sold for over $ 800 million in 2019 to another US cannabis company. Most recently Michael was the COO of another cannabis privately held Canadian Corporation. He oversaw the daily operations and business development of the all of the Canadian business units. He is a team builder who surrounds himself with some of the best talent available.

Robert Thompson, Director, Secretary and Treasurer. Robert (Bob) Thompson has a strong background in business management, including extensive experience in operating and managing publicly traded companies and negotiating acquisitions, mergers and contracts. As CTO for Optec, Inc., a division of Automotive Products, Inc., Bob was instrumental in developing and marketing the Optec Fuel Maximize Technology, a hydrogen device for reducing carbon emissions for gasoline and diesel combustion engines, for which he has filed for both domestic and international patents. Bob has over 15 years’ experience as a head design engineer and has started and successfully operated a large environmental manufacturing company.

Bob has successfully taken three companies public over a 20-year period and as a Director of GivBux he will be our primary liaison with the SEC and FINRA to ensure that all quarterly and annually fillings are submitted on a timely basis. He will also be instrumental in overseeing the company’s preparation and issuance of timely press releases to keep our shareholders and the public aware of our progress.

During the past five years, none of the persons identified above has been involved in any bankruptcy or insolvency proceeding or convicted in a criminal proceeding, excluding traffic violations and other minor offenses.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act will require our executive officers and directors and persons who own more than 10% of common stock to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities, on Form 3, 4 and 5, respectively. Executive officers, directors and greater than 10% shareholders are required by Securities and Exchange Commission regulations to furnish our company with copies of all Section 16(a) reports they file.

Board Committees

We do not have a formal Audit Committee, Compensation Committee, or Nominating and Corporate Governance Committee. As our business expands, particularly following the closing of a business combination or asset acquisition, our board of directors will evaluate the necessity of forming one or more of the aforementioned committees.

Code of Ethics

We have not adopted a code of ethics to apply to our executive officers, directors or persons performing similar functions.

Item 11. Executive Compensation.

SUMMARY COMPENSATION TABLE

The following table sets forth information regarding compensation paid, distributed or accrued by us for the years ended December 31, 2023 and 2022 by our principal executive officers (the “Named Executive Officer”).

Name and Principal Position	Year	Salary $	All Other Compensation $	Total ($)
Kenyatto Jones Founder	2022	$30,000	N/A	$30,000 Accrued
	2023	$120,000	N/A	$120,000 Accrued

Robert Thompson CEO	2022	$12,000	160,000 shares	$3,000 Accrued
	2023	$0		$0

Umesh Singh Present CEO	2022	N/A	N/A
	2023	N/A	N/A

Michael Arnkvarn Director	2022	N/A	N/A
	2023	N/A	N/A

DIRECTOR and OFFICER COMPENSATION

During the year ended December 31, 2022, the Company accrued $33,000 and paid $9,000 management fees and issued 160,000 shares of common stock to the Company’s Mr Robert Thompson. The Company valued 160,000 shares of common stock at $1.50 per share based on subscription agreements signed with investors in cash during October and November 2022 for the amount of $240,000.

During the year ended December 31, 2024, the Company accrued $115,000 and paid $0 management fees.

Item 12  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Name and Address of Beneficial Owner	Shares of Common Stock (2)	Shares of Common Stock Underlying Convertible Securities (2)	Total Percent of Class (4)

Kenyatto Jones, Founder, Chief Strategist, President, The Bear Bull, Inc. (1)(3)	70,000,000	0	74.01%
Umesh Singh, President, Director (1)	0	0	0%
Michael Arnkvarn, Director (1)	25,000	0	.0026%
Robert Thompson, Director (1) (2) Secretary, Treasurer	160,0000	0	.177%
All executive officers and directors as a group (3 People)	70,185,000	0	74.21%
5% or more stockholders
Kenyatto Jones (4)	70,000,000	0	74.01%

(1)	Unless otherwise indicated, the address for Directors, Officers, and beneficial owners is 2751 W Coast Hwy Suite 200 Newport Beach, Ca 92663

(2)	Unless otherwise indicated, all shares are owned directly by the beneficial owner.

(3)	The Bear Bull, Inc. is an entity 100% controlled by Kenyatto Jones.

(4)

Based on 94,572,767 shares of common stock outstanding as of June 30, 2024. Shares of common stock underlying convertible securities held by any person, which securities are currently exercisable or exercisable within 60 days of June 30, 2024, are deemed outstanding for purposes of computing the percentage ownership of the person holding such convertible securities, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

Item 13. Certain Relationships and Related Transaction and Director Independence

The information required by this Item 13 of Form 10-K regarding review, approval, or ratification of transactions with related persons is contained in the section entitled “Certain Relationships and Related Transactions” of our financial statements

Our CEO, Umesh Singh is an independent director

Item 14. Principal Accountant Services and Fees

LAO Professional Services received $15,000 for the year end audit ending 12/31/2023 as well as $ 15,000 for the year end audit ending 12/31/2024

Exhibit Number	Description

3.2	By-Laws
4.6	Promissory Note dated February 9, 2023 issued by GIVBUX, Inc. to Gregory Wong
4.8	Promissory Note dated April 5, 2023 issued by GIVBUX, Inc. to Michael T. Brown
4.10	Promissory Note dated June 20, 2023 issued by GIVBUX, Inc. to MMS Investment Group, LLC
4.13	Promissory Note dated October 6, 2023 issued by GIVBUX, Inc. to Step Well Malaysia Sdn.Bhd.
4.15	Promissory Note dated December 26, 2023 issued by GIVBUX, Inc. to Andres Gomez
4.16	Convertible Note dated September 30, 2019 issued by GivBux Global Partners, Inc. to Castro Berlin Roccio Christina
4.17	Convertible Note dated January 29, 2020 issued by GivBux Global Partners, Inc. to Divina Le
4.18	Convertible Note dated February 26, 2020 issued by GivBux Global Partners, Inc. to Honey Badger Capital Limited
4.19	Convertible Note dated March 5, 2020 issued by GivBux Global Partners, Inc. to Ashley Robinson
4.20	Convertible Note dated March 6, 2020 issued by GivBux Global Partners, Inc. to Honey Badger Capital Limited
4.21	Convertible Note dated March 9, 2020 issued by GivBux Global Partners, Inc. to White Mountain Ventures, Inc.
4.22	Convertible Note dated March 5, 2021 issued by GivBux Global Partners, Inc. to Miklos Gulyas
4.23	Convertible Note dated July 11, 2023 issued by GIVBUX, Inc. to Step Well Malaysia Sdn.Bhd.
4.24	Convertible Note dated August 22, 2023 issued by GIVBUX, Inc. to Arden Wealth & Trust AG
4.25	Convertible Note dated November 1, 2023 issued by GIVBUX, Inc. to Step Well Malaysia Sdn.Bhd.
4.26	Convertible Note dated April 4, 2024 issued by GIVBUX, Inc. to Nicosel, LLC
31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

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

September 19, 2025	GivBux Inx
Date	(Registrant)

Umesh Singh CEO (Principal Executive Officer)
(Signature) **

September 19, 2025	Michael Arnkvarn ( Principal Financial Officer)
Date	(Signature) **

