Form 10-Q
period 2025-09-30
GIVBUX, INC.
filed 2025-11-19
CIK 1169138

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                                                              to

Commission File Number: 000-52142

GivBux Inc

Nevada	84-1609495
(I.R.S. Employer Identification No.)

2751 W Coast Hwy Suite 200 Newport Beach CA	92663
(Zip Code)

(1) 844-448-2899

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares	GBUX	OTCID

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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐ Yes ☐ No

GivBux Inc.

Form 10Q

For period ending 9/30/25

2 of 29

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

GivBux, Inc

Consolidated Balance sheets

(Unaudited)

	September 30,	December 31,
	2025	2024
Assets
Current assets
Cash	$82,383	$18,374
Prepaid expenses	49,125	4,583
Other receivable	280	180
Deferred offering costs	61,600	-
Total current assets	193,388	23,137

Property and equipment, net	15,308	-
Total Assets	$208,696	$23,137

Liabilities and Stockholders’ Deficit
Current Liabilities
Accounts payable	$263,663	$188,862
Accrued liabilities	702,844	759,789
Advances for convertible notes to be issued	45,000	-
Due to related party	3,275	3,275
Notes payable - related parties	861,395	955,165
Loans payable, net discount of $0	535,500	526,150
Convertible notes, net discount of $437,738 and $126,839	1,326,350	379,890
Derivative liabilities	1,864,200	319,337
Total Current Liabilities	5,602,227	3,132,468

Total Liabilities	5,602,227	3,132,468

Stockholders’ Deficit
Preferred stock: 10,000,000 authorized; $0.001 par value 0 shares issued and outstanding	-	-
Common stock: 100,000,000 authorized; $0.001 par value 94,851,733 and 94,572,767 shares issued and outstanding, respectively	94,852	94,573
Additional paid in capital	27,834,982	3,679,454
Common stock to be issued, 46,667 shares	70,000	70,000
Accumulated deficit	(33,393,365)	(6,953,358)
Total Stockholders’ Deficit	(5,393,531)	(3,109,331)
Total Liabilities and Stockholders’ Deficit	$208,696	$23,137

See accompanying notes to unaudited consolidated financial statements.

3 of 29

GivBux, Inc

Consolidated Statement of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024

Revenue	$89,988	$257,920	$211,814	$330,319
Cost of revenue	35,764	142,202	130,348	142,202
Gross profit	54,224	115,718	81,466	188,117

Operating expenses
General and administrative	274,315	240,233	756,956	603,363
Sales and marketing	(22,781)	-	45,796	60,300
Professional fees	259,688	10,287	456,813	2,331,590
Total operating expenses	511,222	250,520	1,259,565	2,995,253

Loss from operations	(456,998)	(134,802)	(1,178,099)	(2,807,136)

Other income (expense)
Interest expense	(446,138)	(137,804)	(826,970)	(235,983)
Change in fair value of derivative liabilities	4,242,649	48,200	(1,309,873)	23,521
Gain on settlement of liability	-	-	22,805	-
Total other income (expense)	3,796,511	(89,604)	(2,114,038)	(212,462)

Gain (Loss) before income taxes	3,339,513	(224,406)	(3,292,137)	(3,019,598)
Provision for income taxes	-	-	-	-
Net Gain (Loss)	$3,339,513	$(224,406)	$(3,292,137)	$(3,019,598)

Basic and diluted loss per Common Share	$0.04	$(0.00)	$(0.03)	$(0.03)
Basic and diluted weighted average number of common shares outstanding	94,943,869	94,579,434	94,821,210	92,542,938

See accompanying notes to unaudited consolidated financial statements.

4 of 29

GivBux, Inc

Consolidated Statement of change in Stockholders’ Deficit

(Unaudited)

For the Three and Nine Months Ended September 30, 2025

			Additional	Common Stock			Total
	Common Stock		Paid in	to be issued		Accumulated	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Deficit

Balance - December 31, 2024	94,572,767	$94,573	$3,679,454	46,667	$70,000	$(6,953,358)	$(3,109,331)

Net loss	-	-	-	-	-	(526,819)	(526,819)
Balance - March 31, 2025	94,572,767	94,573	3,679,454	46,667	70,000	(7,480,177)	(3,636,150)
Common stock issued for compensation -services	95,600	96	177,305	-	-	-	177,401
Common stock issued for convertible notes - commitment shares	183,366	183	623,694	-	-	-	623,877
Dividend if forms of warrants	-	-	23,147,870	-	-	(23,147,870)	-
Net loss	-	-	-	-	-	(6,104,831)	(6,104,831)
Balance - June 30, 2025	94,851,733	94,852	27,628,323	46,667	70,000	(36,732,878)	(8,939,703)
Restricted stock-based compensation	-	-	206,659	-	-	-	206,659
Net income	-	-	-	-	-	3,339,513	3,339,513
Balance - September 30, 2025	94,851,733	$94,852	$27,834,982	46,667	$70,000	$(33,393,365)	$(5,393,531)

For the Three and Nine Months Ended September 30, 2024

			Additional	Common Stock			Total
	Common Stock		Paid in	to be issued		Accumulated	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Deficit

Balance - December 31, 2023	88,572,767	$88,573	$1,405,454	46,667	$70,000	$(3,637,166)	$(2,073,139)

Net loss	-	-	-	-	-	(130,397)	(130,397)
Balance - March 31, 2024	88,572,767	88,573	1,405,454	46,667	70,000	(3,767,563)	(2,203,536)

Common stock issued for compensation -services	6,000,000	6,000	2,274,000	-	-	-	2,280,000
Net loss	-	-	-		-	(2,664,795)	(2,664,795)
Balance - June 30, 2024	94,572,767	94,573	$3,679,454	46,667	70,000	(6,432,358)	(2,588,331)

Net loss	-	-	-		-	(224,406)	(224,406)
Balance - September 30, 2024	94,572,767	$94,573	$3,679,454	46,667	$70,000	$(6,656,764)	$(2,812,737)

See accompanying notes to unaudited consolidated financial statements.

5 of 29

GivBux, Inc

Consolidated Statement of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,292,137)	$(3,019,598)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation-management	-	-
Stock-based compensation -services	177,401	2,280,000
Restricted stock-based compensation	206,659	-
Amortization of debt discount	692,268	189,713
Depreciation	10,933	-
Non-cash leases expenses	-	60,357
Change in fair value of derivative liabilities	1,309,873	(23,521)
Gain on settlement of liability	22,805	-
Changes in operating assets and liabilities:
Prepaid expenses	(44,542)	22,770
Other receivable	(100)	(180)
Accounts payable and accrued liabilities	(120,164)	212,753
Accrued interest	115,215	26,195
Accrued interest-related parties	19,489	20,326
Operating lease liabilities	-	(62,323)
Net Cash used in Operating Activities	(902,300)	(293,508)

CASH FLOWS FROM INVESTING ACTIVITIES:
Improvement leased property	(26,241)	-
Net Cash used in Investing Activities	(26,241)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances for convertible note to be issued	45,000	-
Deferred offering cost	(61,600)	-
Proceeds from loans payable	49,000	103,000
Proceeds from convertible notes	1,113,059	279,400
Repayment of loans payable	(39,650)	-
Proceeds from related parties	7,250	31,940
Repayment loan to related parties	(120,509)	(98,047)
Net Cash provided by Financing Activities	992,550	316,293

Net change in cash	64,009	22,785
Cash, beginning of period	18,374	41,870
Cash, end of period	$82,383	$64,655

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash Investing and Financing transactions:
Dividend in form of warrants	$23,147,870	$-
Common stock issued for compensation- services	$177,401	$2,280,000
Common stock issued for convertible notes - commitment shares	$623,877	$-
Derivative liabilities recognized as debt discount	$275,010	$267,566
Derivatives recognized as warrant	$510,000	$-

See accompanying notes to unaudited consolidated financial statements.

6 of 29

GivBux, Inc.

Notes to Consolidated Financial Statements

September 30, 2025

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

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which contemplates the Company’s continuation as a going concern. The Company has incurred net losses of $3,292,137 during the nine months ended September 30, 2025, and has an accumulated deficit of $33,393,365 as of September 30, 2025. In addition, current liabilities exceed current assets by $5,408,839 as of September 30, 2025.

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

7 of 29

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

Cash and Cash Equivalents

For purposes of balance sheet presentation and reporting of cash flows, the Company considers all unrestricted demand deposits, money market funds and highly liquid debt instruments with an original maturity of less than 90 days to be cash and cash equivalents. The Company had no cash equivalents at September 30, 2025.

Periodically, the Company may carry cash balances at financial institutions more than the federally insured limit of $250,000 per institution. The Company has not experienced losses on account balances and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant.

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

8 of 29

For the nine months ended September 30, 2025, and 2024, the following common stock equivalents were excluded from the computation of diluted net loss per share as the result of the computation was anti-dilutive.

	September 30	September 30
	2025	2024
	Shares	Shares
Convertible notes	5,402,827	1,251,403
Warrants	3,631,083	-
Warrants -dividend	9,485,173	-
	18,519,083	1,251,403

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

The following table summarizes fair value measurements by level as of September 30, 2025, and December 31, 2024, measured at fair value on a recurring basis:

September 30, 2025	Level 1	Level 2	Level 3	Total
Assets
None	$-	$-	$-	$-
Liabilities
Derivative liabilities	$-	$-	$1,864,200	$1,864,200

December 31, 2024	Level 1	Level 2	Level 3	Total
Assets
None	$-	$-	$-	$-
Liabilities
Derivative liabilities	$-	$-	$319,337	$319,337

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

9 of 29

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

Share-Based Compensation

ASC 718 “Compensation - Stock Compensation” prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired. Transactions include incurring liabilities, or issuing or offering to issue shares, options, and other equity instruments such as employee stock ownership plans and stock appreciation rights. Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the consolidated financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The Company has adopted the guidance included under ASU 2018-07; stock-based compensation issued to non-employees and consultants. Equity-based payments to non-employees are measured at grant-date fair value of the equity instruments that the Company is obligated to issue when the service has been rendered and any other conditions necessary to earn the right to benefit from the instruments have been satisfied. Equity-classified non-employee share-based payment awards are measured at the grant date.

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

As of September 30, 2025, and December 31,2024, deferred offering costs consisted of the following:

	September 30	December 31
	2025	2024
Legal fees	$61,600	$-
Total	$61,600	$-

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

10 of 29

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

On February 29, 2024, the term of lease terminated, and the Company moved out of premises. As of September 30, 2024, the Company’s lease agreement is accounted for as operating leases. On May 9,2025, the Company entered into a new lease agreement with a term of one year.

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

On May 9,2025, the Company entered into a new lease agreement with a term of one year.

In accordance with ASC 842, the Company recognized operating lease ROU assets and lease liabilities as follows:

The components of lease expense were as follows:

	Nine Months Ended
	September 30,
	2025	2024
Lease cost:
Operating lease cost	$-	$181,332
Short-term lease cost	309,147	214,846
Sublease income	-	(1,500)
Total lease cost	$309,147	$394,678

11 of 29

Supplemental cash flow information related to leases was as follows:

	Nine Months Ended
	September 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$-	$3,377,978

Weighted-average remaining lease term - operating leases (year)	-	-
Weighted-average discount rate — operating leases	0.00%	3.35%

Supplemental balance sheet information related to leases was as follows:

As of September 30, 2025, and December 31, 2024, the operating lease right-of-use asset and operating lease liabilities were $0.

NOTE 4 – RELATED PARTYS ITEMS

Notes Payable Related Parties

During the nine months ended September 30, 2025, and 2024, the Company obtained $7,250 and $31,940 loan from our related parties, repaid $120,509 and $98,047 to our related parties and recognized interest of $19,489 and $20,326, respectively.

As of September 30, 2025, and December 31,2024, the Company had notes payable related parties of $723,491 and $836,749 and accrued interest of $137,904 and $118,416, respectively. The notes are unsecured, 3% interest bearing and due on demand.

Due to related parties

As of September 30,2025, and December 31,2024, the Company had due to related party of $3,275.

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The following table summarizes the components of the Company’s accounts payable and accrued liabilities as of the dates presented:

	September 30,	December 31,
	2025	2024
Trade payable	$263,663	$188,862
Salary payable	483,000	393,000
Accrued interest	216,983	101,769
Other current liabilities	2,861	265,020
	$966,507	$948,651

12 of 29

NOTE 6 – LOANS PAYABLE

The components of loans payable as of September 30, 2025, and December 31, 2024, were as follows:

Payment date	Principal Amount	Maturity date	Interest rate	September 30, 2025	December 31, 2024
January 19, 2022	$12,500	January 19, 2023	7%	$12,500	$12,500
March 7, 2022	$3,000	March 7, 2023	7%	3,000	3,000
October 13, 2022	$25,000	October 13, 2023	7%	12,500	12,500
January 31, 2023	$100,000	Due on demand	0%	100,000	100,000
February 9, 2023	$10,000	Due on demand	0%	10,000	10,000
March 1, 2023	$50,000	Due on demand	0%	50,000	50,000
April 5, 2023	$25,000	August 3, 2023	15% fixed	25,000	25,000
May 19, 2023	$4,000	Due on demand	0%	4,000	4,000
June 20, 2023	$40,000	September 18, 2023	12% fixed	40,000	40,000
July 12, 2023	$4,150	Due on demand	0%	4,150	4,150
July 17, 2023	$50,000	Due on demand	0%	50,000	50,000
October 6, 2023	$10,000	October 6, 2024	7%	10,000	10,000
December 6, 2023	$1,000	Due on demand	0%	2,000	2,000
December 26, 2023	$100,000	April 18, 2024	0%	100,000	100,000
February 9,2024	$1,000	Due on demand	0%	1,000	1,000
July 17, 2024	$37,000	January 15, 2025	5%	33,350	37,000
August 14, 2024	$64,000	January 15, 2025	5%	64,000	64,000
December 30, 2024	$1,000	Due on demand	0%	-	1,000
July 1, 2025	$10,000	July 1, 2026	15%	10,000	-
July 24, 2025	$4,000	Due on demand	0%	4,000	-
Total loans payable				$535,500	$526,150
Less: Unamortized debt discount				-	-
				535,500	526,150
Less: Current portion				535,500	526,150
Long-term portion				$-	$-

On December 26, 2023, the Company entered into a promissory note agreement with an investor for the principal amount of $100,000, received the amount of $75,000 in cash, non-secured, free interest with maturity date of April 18, 2024. The Company recognized a debt discount of $25,000. The debt discount is being amortized over the life of the note using the effective interest method.

During the nine months ended September 30, 2025, and 2024, the Company borrowed $39,000 and $2,000 non-secured loans, free interest for a short period of one month and due on demand, repaid loans of $36,000 and $0, respectively.

During the nine months ended September 30,2025 and 2024, the Company borrowed $10,000 and $101,000 non-secured loans with annual interest of 15% and %5 and repaid $3,650 and $0, respectively.

As of September 30, 2025, and December 31, 2024, nine (9) and seven (7) loans with unpaid balance of $300,350 and $203,000 are in default, respectively.

During the nine months ended September 30, 2025, and 2024, the Company recognized interest and default penalty of $9,477 and $6,207 and amortization debt discount of $0 and $23,904, respectively.

As of September 30, 2025, and December 31, 2024, the Company had loans payable of $535,500 and $526,150, accrued interest of $32,860 and $23,382, respectively.

13 of 29

NOTE 7 –CONVERTIBLE NOTES PAYABLE

Issuance date	Principal Amount	Maturity date	Interest rate	September 30, 2025	December 31, 2024
September 30, 2019	$30,000	September 30, 2021	8%	$30,000	$30,000
January 29, 2020	$10,000	January 29, 2021	8%	$10,000	$10,000
February 26, 2020	$10,000	February 26, 2021	8%	$10,000	$10,000
March 6, 2020	$7,500	March 6, 2021	8%	$7,500	$7,500
March 5, 2020	$3,700	March 5, 2021	8%	$5,900	$5,900
March 9, 2020	$1,200	March 9, 2021	8%	$1,200	$1,200
March 26, 2020	$60,000	March 26, 2021	10%	$60,000	$60,000
March 5, 2021	$11,300	March 5, 2022	8%	$11,300	$11,300
July 11, 2023	$11,000	July 11, 2024	7%	$11,000	$11,000
August 22, 2023	$10,000	August 22, 2024	7%	$10,000	$10,000
November 1, 2023	$7,000	October 31, 2024	7%	$7,000	$7,000
April 4, 2024	$109,379	October 3, 2024	10%	$109,379	$109,379
April 23, 2024	$5,000	April 23, 2025	10%	$5,000	$5,000
May 8, 2024	$25,000	May 8, 2025	20%	$25,000	$25,000
May 8, 2024	$50,000	May 8, 2025	10%	$50,000	$50,000
June 5, 2024	$50,000	June 1, 2025	10%	$50,000	$50,000
June 27, 2024	$700	June 27, 2025	10%	$700	$700
July 17, 2024	$50,000	July 17, 2025	10%	$50,000	$50,000
November 13, 2024	$52,750	November 13, 2025	10%	$52,750	$52,750
December 30,2024	$1,000	January 30, 2025	10%	$1,000	$-
January 2,2025	$1,500	January 31, 2025	10%	$1,500	$-
January 17,2025	$37,500	January 17, 2026	10%	$37,500	$-
February 5,2025	$56,100	February 4, 2026	10%	$56,100	$-
February 19.2025	$1,000	February 19, 2026	8%	$1,000	$-
April 30, 2025	$90,815	April 29, 2026	10%	$90,815	$-
May 7, 2025	$566,666	December 7, 2025	6%	$566,666	$-
May 14, 2025	$55,000	February 14, 2026	8%	$55,000	$-
June 30, 2025	$138,889	January 30, 2026	6%	$138,889	$-
August 4, 2025	$55,556	January 30, 2026	6%	$55,556	$-
September 1, 2025	$33,333	January 30, 2026	6%	$33,333	$-
September 2, 2025	$220,000	September 2, 2026	8%	$220,000	$-
				1,764,088	506,729
Less: Unamortized debt discount				(437,738)	(126,839)
Total convertible notes payable				1,326,350	379,890
Less: Current portion				1,326,350	379,890
Long-term portion				$-	$-

14 of 29

The components of convertible notes payable as of September 30, 2025, and December 31, 2024, were as follows:

Convertible notes payable consists of the following:

●	Terms ranging from five months to one year.
●	Annual interest rates range from 6% – 10%.
●	Convertible at the option of the holders at any time during the period of note, after maturity date or 6 months after issuance date.
●	Conversion prices is a fixed of $0.50 for certain notes. Certain notes have a conversion price of 16%,20%, 25%, 30% and 45% discount to the operative market valuation of the Company.

During the nine months ended September 30, 2025, and 2024, the Company issued convertible notes of $1,257,359 and $290,079, respectively.

On February 5,2025, the Company entered into a convertible promissory note of $55,555 with 10% original issue discount (OID), interest rate of 10% per annum, conversion price of 45% discount to the average price of the Company’s common stock during the 20 consecutive trading days prior to the date of the conversion with maturity date of February 4,2026. During the nine months ended September 30,2025, the Company obtained the initial consideration of $51,000 with 10% OID of $5,100 for total initial principal amount of $56,100.

During the nine months ended September 30, 2025, the Company entered into four (4) convertible promissory notes agreements of $41,000 with an interest rate of 8% and 10% per annum for a term of one (1) and twelve (12) months. The noteholders have the right from time to time during the period of the note to convert the unpaid principal into common stock at a price of 25% discount to the average trading price during the ten (10) day period ending on the last complete training day prior to the conversion date.

On April 30,2025, the Company entered into a convertible promissory note of $210,000 with 10% original issue discount (OID), interest rate of 10% per annum, conversion price of 45% discount to the average price of the Company’s common stock during the 20 consecutive trading days prior to the date of the conversion with maturity date of April 29,2026. During the nine months ended September 30,2025, the Company obtained the initial consideration of $82,559 with 10% OID of $8,256 for total initial principal amount of $90,815.

On May 7,2025, the Company entered into a convertible promissory note of $566,666 with 10% original issue discount (OID), interest rate of 6% per annum, conversion price of lesser (i) closing price on issuance date  or (ii) 16% discount to the lowest VWAP over the last 10 trading days on date of notice of conversion , with maturity date of December 7,2025. On May 7,2025, the Company entered into a warrant agreement of 3,631,083 shares, with exercise price per share of common stock subject to adjustment, which would be equal to the closing price of the common stock on trading market on the initial date, for the period of five (5) years and six (6) months. During the nine months ended September 30,2025, the Company obtained the initial consideration of $510,000 with 10% OID of $56,666 for total initial principal amount of $566,666.

On May 14,2025, the Company entered into a convertible promissory note of $55,000 with 10% original issue discount (OID), interest rate of 8% per annum, conversion price of 30% of the lowest traded price immediately on date notice of conversion commencing 90 days after the issuance date, with maturity date of February 14,2026. During the nine months ended September 30,2025, the Company obtained the initial consideration of $50,000 with 10% OID of $5,000 for total initial principal amount of $55,000.

On June 30, 2025, the Company entered into a convertible promissory note of $138,889 with 10% original issue discount (OID), interest rate of 6% per annum, conversion price of lesser (i) closing price on issuance date  or (ii) 20% discount to the lowest VWAP over the last 10 trading days on date of notice of conversion with maturity date of January 30,2026. During the nine months ended September 30,2025, the Company obtained the initial consideration of $125,000 with 10% OID of $13,889 for total initial principal amount of $138,889.

On September 2, 2025, the Company entered into a convertible promissory note of $220,000 with 10% original issue discount (OID), interest rate of 8% per annum, conversion price on event of default at 20% discount to the lowest traded price immediately on date notice of conversion, with maturity date of September 2,2026. During the nine months ended September 30,2025, the Company obtained the initial consideration of $200,000 with 10% OID of $20,000 for total initial principal amount of $220,000.

15 of 29

On August 4, 2025, the Company entered into a convertible promissory note of $55,556 with 10% original issue discount (OID), interest rate of 6% per annum, conversion price of lesser (i) closing price on issuance date  or (ii) 20% discount to the lowest VWAP over the last 10 trading days on date of notice of conversion with maturity date of January 30,2026. During the nine months ended September 30,2025, the Company obtained the initial consideration of $50,000 with 10% OID of $5,556 for total initial principal amount of $55,556.

On September 1, 2025, the Company entered into a convertible promissory note of $33,333 with 10% original issue discount (OID), interest rate of 6% per annum, conversion price of lesser (i) closing price on issuance date  or (ii) 20% discount to the lowest VWAP over the last 10 trading days on date of notice of conversion with maturity date of January 30,2026. During the nine months ended September 30,2025, the Company obtained the initial consideration of $30,000 with 10% OID of $3,333 for total initial principal amount of $33,333.

As of September 30, 2025, and December 31, 2024, twenty-one (21) and twelve (12) convertible notes with unpaid balance of $509,229 and $273,279 are in default, respectively.

During the nine months ended September 30, 2025, and 2024, the Company recognized interest of $105,737 and $18,988, amortization debt discount of $692,268 and $165,809, respectively.

As of September 30, 2025, and December 31, 2024, the Company had convertible notes payable of $1,764,088 and $506,729, unamortized debt discount of $437,738 and $126,839 and accrued interest of $185,125 and $78,388, respectively.

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

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of September 30, 2025. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each convertible note is estimated using the Black-Scholes valuation model.

For the nine months ended September 30, 2025, and the year ended December 31, 2024, the estimated fair values of the liabilities measured on a recurring basis are as follows:

	Nine Months ended	Year ended
	September 30	December 31,
	2025	2024
Term	0.05 - 1.00 years	0.01 - 1.12 years
Expected average volatility	95% - 334%	0% - 304%
Expected dividend yield	-	-
Risk-free interest rate	3.68% -4.31%	3.96% -5.39%

The following table summarizes the changes in the derivative liabilities during the nine months ended September30, 2025:

16 of 29

Fair Value Measurements Using Significant Observable Inputs (Level 3)

Balance - December 31, 2024	$319,337

Addition of new derivatives recognized as debt discounts	(275,010)
Addition of new derivatives recognized as warrant	510,000
Addition of new derivatives recognized as loss on derivatives	13,010,530
Gain on change in fair value of the derivative	(11,700,657)
Balance - September 30, 2025	$1,864,200

The aggregate loss on derivatives during the nine months ended September 30, 2025, and 2024 as follows.

	Nine Months Ended
	September 30,
	2025	2024
Day one loss due to derivative liabilities on convertible note	$13,010,530	$64,540
Gain on change in fair value of the derivative liabilities	(11,700,657)	(39,861)
	$1,309,873	$24,679

Note 9 – ADVANCES FOR CONVERTIBLE NOTES TO BE ISSUED

During the nine months ended September 30, 2025, the Company obtained $45,000 from one (1) lender in cash for issuance of convertible promissory note. As of September 30, 2025, the Company has not issued completed the convertible promissory note agreement.

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

During the nine months ended September 30,2024, the Company issued the following common stock:

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

17 of 29

During the nine months ended September 30,2025, the Company issued the following common stock:

●	183,366 shares of common stock to two noteholders in connection with security purchase agreements, valued at $623,877 based on market price on grant date.
●	96,500 shares of common stock for compensation of services, valued at $177,401 based on market price on grant date.

As of September 30, 2025, and December 31, 2024, the Company had 94,851,733 and 94,572,767 shares of Common Stock outstanding, and no shares of Preferred Stock issued and outstanding (Series A, B and C). The Board of Directors may fix and determine the relative rights and preferences of the shares of any established series.

Warrants

During the nine months ended September 30,2025, the Company entered following two warrants agreements:

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

●

On May 15,2025, the Company’s Board of Directors approved special dividend to shareholders in form of the warrant which shall enable all common shareholders to purchase One (1) common share at a four dollars ($4) per share for every ten (10) shares which are owned as of May 31,2025. On May 15,2025, the Company signed the warrant agreement with the terms mentioned and termination date of June 5,2026. The Company recognized the fair value of dividends in the form of warrant for $23,147,870.

A summary of activity of the warrants during the nine months ended September 30, 2025, as follows:

	Warrants Outstanding		Weighted
	Number of	Weighted Average	Average Remaining life	Fair value
	Warrants	Exercise Price	(years)	on Grant Date
Outstanding, December 31, 2024	-	$-	-
Granted	13,116,256	3.828	2.25	35,419,867
Exercised	-	-	-
Forfeited/canceled	-	-	-
Outstanding, September 30, 2025	13,116,256	$3.828	1.91	$24,327,803

The intrinsic value of the warrants as of September 30, 2025, is $0.

For the nine months ended September 30, 2025, the estimated fair values of the liabilities measured on a recurring basis are as follows:

Nine Months ended
September 30,
2025
Term	1.00 - 5.51 years
Expected average volatility	191% - 335%
Expected dividend yield	-
Risk-free interest rate	3.74% - 4.08%

Restricted stock awards

On May 9,2025, the Company entered into a consulting agreement with a retainer payment of 200,000 shares of restricted common stock, vesting in equal monthly payment of 16,666 shares of restricted common stock. During nine months ended September 30.2025, the Company recorded stock-based compensation expenses of $206,659 related to vested restricted stock awards of 66,664 shares of restricted common stock.

18 of 29

NOTE 11 – COMMITMENTS AND CONTINGENCIES

On November 1, 2023, the Company entered into a mutual venture agreement with an entity for operation of a yacht charter business. During the year ended December 31, 2023, the Company received $100,000 in advance, but the agreement was not completed and signed. As of September 30, 2025, the Company owns $100,000 to the other part of the agreement.

On December 12,2024, the Company entered into a finders (“Finder”) agreement for fundraising, marketing and facility booking services. The Finder will receive a fee of 20% commission on the standard rental booking and a fee of 30% in cash and 5% in stock of the total funds raised. As of September 30,2025, the subject of agreement did not occur.

On June 13,2025, the Company entered into a Share Exchange Agreement with Charter House Financial AU, a Nevada corporation, whereby the Company will issue up to 5,000,000 shares of restricted common stock to Charter House in exchange for 100,000 shares of restricted common stock (100% of the private company). As of September 30,2025, the agreement was not closed due to not providing the required documents.

NOTE 12 - SUBSEQUENT EVENTS

Management evaluated all additional events through the date the consolidated financial statements were available to be issued. Based upon this review, the Company did not identify any material subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

19 of 29

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

During the quarter ending 9/30/25 revenues were $ 89,988 versus $ 257,920 for the same period ending 9/30/24. During the previous quarter ending 9/30/24, the company ran a robust campaign of Beta Testing. The company reduced its sales promotions for the quarter ending 9/30/25, resulting in fewer sales but a much higher gross profit in percentage of sales when compared to the previous quarter ending 9/30/24. The gross profit for the period ending 9/30/25 was $ 54,224 versus $ 115,718 for the previous quarter ending 9/30/24. .

Operating expenses for the period 9/30/25 were  $ 511,222 when compared to the operating expenses of $ 250,520 for the period ending 9/30/25. The main increase in expenses is attributed to legal fees as the closed a SPA which could bring up to $11 million in funds for the company. As well there were legal fees for the completion of the S1.There was an  interest expense of $ 446,138 for the period ending 9/30/25 versus $ 137,804 for the same period ending 9/30/24. There was a change in fair value of derivative liabilities of $ 4,242,649for the period ending 9/30/25 versus $ 48,200 in the period ending 9/30/24. The change in fair value of derivative liabilities results in a net gain of $ 3,339,513 loss for the quarter ending 9/30/25  versus a net loss of $ 224,406 for the corresponding period of 9/30/24

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

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

20 of 29

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

21 of 29

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

22 of 29

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

23 of 29

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

24 of 29

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

25 of 29

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

26 of 29

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

Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. As a result, we have been unable to improve our internal controls over financial reporting during the quarter ending September 30, 2025. However, to the extent possible, we will implement procedures to ensure that the initiation of transactions, the custody of assets, and the recording of transactions will be performed by separate individuals. Management is currently evaluating the steps to address these material weaknesses.

Accordingly, these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by our internal controls.

27 of 29

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of Equity Securities

Item 3. Defaults Upon Senior Securities.

There were no material defaults during this reporting period

Item 5. Other Information.

 The company filed a S1 on July 15, 2025 and subsequently a S1/A on July 23, 2025 after some initial comments from The SEC. The Company did receive additional comments regarding the S1, the most significant comment was regarding our 2023 year end financials which needed to be redone since the accounting firm we used had received a license suspension from the SEC. We did refile the S1/A on October 7, 2025 and we are still awaiting a response from the SEC. Additionally the company was required to refile its 2024 10K due to the inclusion of the 2023 year end financial statements from the suspended accounting firm.

Certification Financial Statements

We hereby certify that to the best of our knowledge, the financial statements are true and complete and represent fairly the financial situation of the company.

This filing complies with SEC rules and regulations and adheres to financial reporting standards

Certification of disclosure in Reports

We confirm that the information contained in this report is accurate and does not contain any misleading information.

Item 6. Exhibits

4.11	Amendment to SPA
4.12	Convertible Promissory Note
4.13	Convertible Promissory Note
4.14	SPA Labrys Fund 11, LP
31.1	Principal Executive Officer certification
31.2	Principal Financial Officer Certification
32	Certification

101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

28 of 29

SIGNATURES*

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GivBux Inx
(Registrant)

November 19, 2025
Date

Umesh Singh CEO (Principal Executive Officer)
(Signature) **

November 19, 2025	Michael Arnkvarn ( Principal Financial Officer)
Date	(Signature) **

29 of 29