Form 10-K
period 2025-12-31
GIVBUX, INC.
filed 2026-04-15
CIK 1169138

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

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

The Company then applied to change its name to GivBux, Inc. which was deemed effective by FINRA on or about January 15, 2021 along with a one-for-twenty reverse of the common stock.

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

There are also some instructional videos on how to use the App. All of the above exists and improvements are constantly being made to the App. A newer version of the Super App is scheduled for release  early 2026 The company has  many retailers who accept GivBux payments with the majority of them being National Brands. There is currently a greater focus on recruiting more local merchants which will increase the selections of services and goods for our users and decrease our dependency on National Brands

GivBux Inx as a Fintech company in the U.S. must navigate a complex landscape of regulations that can vary by state and federal levels. Here are some key regulations and areas of compliance they typically need to consider:

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

4

3.

Securities Regulations: GivBux must comply with regulations from the Securities and Exchange Commission (SEC) and possibly state securities regulators. This involves financial audits, proper reporting and filings as required by the SEC and OTC markets

4.

Payment Regulations: GivBux must adhere to the Electronic Fund Transfer Act (EFTA) and the Payment Card Industry Data Security Standard (PCI DSS) for secure transactions.Transfer limits are applies of $1000 per day and abnormal online activites are monitored on a continual basis for unusual transactions in order to prevent fraud

5.

Data Privacy and Security: Compliance with laws like the Gramm-Leach-Bliley Act (GLBA) and state-specific privacy laws (like the California Consumer Privacy Act) is crucial for protecting customer data. GivBux does not sell or divulge personal information of its users to third parties

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

These numbers are current and active members according to our records

GivBux receives marketing fees from participating merchants and shares these revenues with the users. Approximately 70% of these fees are returned to GivBux users and Affiliates. The company retains 30% to cover its expenses. GivBux Associates also receive the same commission levels on the subscription fees of 149.95$ and monthly fees of $29.95

GivBux users and Associates receive GivBux rewards with which they can purchase goods and services from our retail partners and they also have the option of receiving their rewards in cash and these benefits are currently active

Merchants- There are 2 types of merchant accounts, National and Independent. All National accounts are recruited and brought on board by GivBux Corporate. Independent retailers are recruited and signed by qualified GivBux associates. All retail merchants pay GivBux a marketing fee based upon the spend of the GivBux users. A portion of this fee is returned to the GivBux AssociatesGivBux Associates and the remainder goes to the company. The merchants benefit from new Users, no additional processing fees or chargebacks and if the merchant gets Users to download and use the GivBux Super App, they too can earn passive income from the user’s purchases.

Charities- The fundamental concept of GivBux is giving. Users must allocate a portion of their GivBux rewards to a charity that is registered with GivBux. Should their preferred charity not be registered, the charity may register with GivBux should they desire. The percentage of GivBux rewards that a charity my receive from a user can range from 1-100% and it is the user’s discretion. The charity GivBux rewards received by a charity are a dollar percentage of the user’s rewards. GivBux offers a variety of charities to choose from and there is a registration process in place for any additional registered charities that want to join our organization. The charities receive their donations in cash from the company. Should the charity decide to enroll GivBux users then they could also receive GivBux rewards like any user.

Business Objectives of the Company

Management has determined to direct its efforts and limited resources on the development of the GivBux Super App and to pursue potential new business and/or acquisition opportunities.

The GivBux Super App revolutionizes shopping by offering a user-friendly tool to make purchases swiftly and easily at over 200 national retailers, along with an expanding roster of local merchants. Users earn cash back on every purchase, a portion of which can be directed towards a charity of their choice, embodying GivBux Inc.’s commitment to “give back.”.

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

We have grown moderately since 2022 and our recent revenue growth rate and financial performance should not be considered indicative of our future performance. In the years ended December 31, 2025 and 2024, our revenue was $ 289,156 and $ 544,327 respectively, representing a 46.8% decrease. You should not rely on our revenue or key business metrics for any previous quarterly or annual period as indicative of our revenue, revenue growth, key business metrics, or key business metrics growth in future periods. In particular, our revenue growth rate has fluctuated in prior periods. We expect our revenue growth rate to fluctuate over the short and long term. We may experience declines in our revenue growth rate as a result of a number of factors, including slowing demand for our platform, insufficient growth in the number of Users and their guests that utilize our platform, increasing competition, changing customer and guest behaviors, a decrease in the growth of our overall market, our failure to continue to capitalize on growth opportunities, the impact of regulatory requirements, and the maturation of our business, among others. In addition, SMBs comprise the majority of our customer base. If the demand for Fin-Tech mobile wallet platforms by SMBs does not continue to grow, or if we are unable to maintain our category share with SMBs, our revenue and other growth rates could be adversely affected.

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

As of 12/31/25 the company had $ 126,807 in cash as well as $ 811,015 of debt payable to related parties (Bearbull Market Dividends, Inc., Kenyatto Jones principal) as well as $ 434,500 of debts payable.

There are also $ 1,613,580 in convertible notes

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

We have incurred a net loss in each year since our inception and have a significant accumulated deficit. We incurred net losses of $839,000, $1.255 million,  $1.106 million,$ 3,316,192 and $ 5,188,082 for the years ended December 31, 2021, 2022, 2023,2024 and 2025 respectively. As of December 31, 2025, we had an accumulated shareholders deficit of $ 4.945 million. These losses and our accumulated deficit are a result of the substantial investments we have made to grow our business. We expect our costs will increase over time and our losses to continue as we expect to continue to invest significant additional funds in expanding our business, sales, and marketing activities, research and development as we continue to build software and hardware designed specifically for the  industry, and maintaining high levels of customer support, each of which we consider critical to our continued success. We also expect to incur additional general and administrative expenses as a result of our growth and expect our costs to increase to support our operations as a public company. In addition, to support the continued growth of our business and to meet the demands of continuously changing security and operational requirements, we plan to continue investing in our technology infrastructure. Historically, our costs have increased over the years due to these factors, and we expect to continue to incur increasing costs to support our anticipated future growth. If we are unable to generate adequate revenue growth and manage our expenses, we may continue to incur significant losses and may not achieve or maintain profitability.

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

Being quoted on OTCID markets could depress the trading prices of your stock, have a long-term adverse impact on your ability to raise capital in the future, increase price volatility, and decrease the likelihood that orders will be able to be executed.

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

In accordance with ASC 842, the Company recognized operating lease ROU assets and lease liabilities as follows:

The components of lease expense were as follows:

	Year Ended
	December 31
	2025	2024
Lease cost:
Operating lease cost	$400,502	$490,418
	$400,502	$490,418

Supplemental cash flow information related to leases was as follows:

	Year Ended
	December 31
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$0	$335,607

Weighted-average remaining lease term - operating leases (year)		.16
Weighted-average discount rate — operating leases	0.00%	3.35%

Supplemental balance sheet information related to leases was as follows:

	December 31,		December 31,
	2025		2024
Operating lease right-of-use asset	$		$0

Operating lease liabilities:
Current portion	$		$
Non-current portion		-	0
		$0	$0

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

Our common stock is traded on OTCID Pink under the trading symbol “GBUX.”

The declaration and payment of dividends are subject to the sole discretion of our Board of Directors and depend upon our profitability, financial condition, capital needs, credit agreement restrictions, future prospects, and other factors deemed relevant by the Board of Directors.

During the year ended December 31,2025, the Company issued common stock as follows:

•	95,600 common shares issued for compensation services.
•	183,366 common shares issued for commitment shares for convertible notes.
•	1,434,790 common shares issued for conversion of convertible notes
•	2,775,000 restricted shares for commitment of convertible notes

Item 6 Reserved

Not applicable

ITEM 7-  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates the Company’s continuation as a going concern. The Company has incurred net losses of $ 4,095,562 during the year ended December 31,2025 and has an accumulated deficit of $ 34,196,790 as of December 31, 2025. In addition, current liabilities exceed current assets by $ 4,945,397 as of December 31, 2025.

Management intends to raise additional operating funds through equity and/or debt offerings. The company has also filed a S1 registration statement with a lender. The S1 registration statement is to be able to raise up to $11 million at the lenders discretion. The company has filed 3 amendments as of the first quarter 2026 and its is confident that one more revision should finalize the filing.

The Company requires funds in order to accelerate its marketing strategy, to bring on new associates and generate additional revenue

Results of Operations

Years Ended December 31, 2025 and 2024

During the years ended December 31, 2025 and 2024, we had limited operations other than incurring expenditures related to running the Company, and we generated revenues of $289,156 and $544,327, respectively. These revenues were generated through facilities rentals, subscription and transactional revenue. Our operating expenses for the same periods were comprised of operating expenses of $1,766,089 and  $3,265,104 along with other expenses of $2,400,771 and $281,020, respectively, resulting in net loss of $4,095,562 for the year ended December 31, 2025  compared to a net loss $3,316,192 for the year ended December 31, 2024. Our operating expenses mainly consisted of professional fees, rent, marketing, stock-based compensation, management salary ,and general and administrative expenses for the years ended December 31, 2025 and 2024.

During the years ended December 31,2025 and 2024, our other expenses consist of interest expenses and loss on change in fair value of derivative liabilities. The increase in other expenses was mainly due to an increase in interest expenses and loss on change in fair value of derivative liabilities

Our major expenses consist of fees to consultants, lawyers ,accountants incurred in connection with funding as well as the S1 registration. We also incur administrative expenses attendant to the trading of our common stock and the cost of maintaining our corporate charter.

Liquidity and Capital Resources

Year Ending December 31, 2025 and December 31, 2024

At December 31, 2025 and December 31 2024, our current assets were $ 233,937 and $23,137 which were comprised of $ 126,807 and $ 18,374 cash on hand and there were current liabilities of $ 5,188,082 and $ 3,132,468, of which $ 811,015 and  $955,165 were amounts owed to a related parties, promissory and convertible notes payable of $ 2,048,050 and  $906,040, accounts payable and accrued liabilities of $ 872,904 and $759,789 and derivative liabilities of $ 1,156,230 and $ 319,337, respectively. The working capital deficits were $ 4,945,397 and $3,109,331, respectively.

We have not generated positive cash flows from operating activities. For the year ending December 31, 2025 the Company used $ 1,058,101 in cash for operations as compared to $ 361,541 for the year ending December 31, 2024.

Other recent financing activities of the Company are as follows:

During the years ended December 31,2025 and 2024, the Company issued convertible notes of $1,642,359 and $342,829, respectively.

On February 5,2025, the Company entered into a convertible promissory note of $55,555 with 10% original issue discount (OID), interest rate of 10% per annum, conversion price of 45% discount to the average price of the Company’s common stock during the 20 consecutive trading days prior to the date of the conversion with maturity date of February 4,2026. During the year ended December 31,2025, the Company obtained the initial consideration of $51,000 with 10% OID of $5,100 for total initial principal amount of $56,100.

During the year ended December 31, 2025, the Company entered into four (4) convertible promissory notes agreements of $41,000 with an interest rate of 8% and 10% per annum for a term of one (1) and twelve (12) months. The noteholders have the right from time to time during the period of the note to convert the unpaid principal into common stock at a price of 25% discount to the average trading price during the ten (10) day period ending on the last complete training day prior to the conversion date.

On April 30,2025, the Company entered into a convertible promissory note of $210,000 with 10% original issue discount (OID), interest rate of 10% per annum, conversion price of 45% discount to the average price of the Company’s common stock during the 20 consecutive trading days prior to the date of the conversion with maturity date of April 29,2026. During the year ended December 31,2025, the Company obtained the initial consideration of $127,559 with 10% OID of $13,256 for total initial principal amount of $140,815.

On May 7,2025, the Company entered into a convertible promissory note of $566,666 with 10% original issue discount (OID), interest rate of 6% per annum, conversion price of lesser (i) closing price on issuance date or (ii) 16% discount to the lowest VWAP over the last 10 trading days on date of notice of conversion , with maturity date of December 7,2025. On May 7,2025, the Company entered into a warrant agreement of 3,631,083 shares, with exercise price per share of common stock subject to adjustment, which would be equal to the closing price of the common stock on trading market on the initial date, for the period of five (5) years and six (6) months. During the year ended December 31,2025, the Company obtained the initial consideration of $510,000 with 10% OID of $56,666 for total initial principal amount of $566,666.

On May 14,2025, the Company entered into a convertible promissory note of $55,000 with 10% original issue discount (OID), interest rate of 8% per annum, conversion price of 30% of the lowest traded price immediately on date notice of conversion commencing 90 days after the issuance date, with maturity date of February 14,2026. During the year ended December 31,2025, the Company obtained the initial consideration of $50,000 with 10% OID of $5,000 for total initial principal amount of $55,000.

On June 30, 2025, the Company entered into a convertible promissory note of $138,889 with 10% original issue discount (OID), interest rate of 6% per annum, conversion price of lesser (i) closing price on issuance date or (ii) 20% discount to the lowest VWAP over the last 10 trading days on date of notice of conversion with maturity date of January 30,2026. During the year ended December 31,2025, the Company obtained the initial consideration of $125,000 with 10% OID of $13,889 for total initial principal amount of $138,889.

On September 2, 2025, the Company entered into a convertible promissory note of $220,000 with 10% original issue discount (OID), interest rate of 8% per annum, conversion price on event of default at 20% discount to the lowest traded price immediately on date notice of conversion, with maturity date of September 2,2026. During the year ended December 31,2025, the Company obtained the initial consideration of $200,000 with 10% OID of $20,000 for total initial principal amount of $220,000.

On August 4, 2025, the Company entered into a convertible promissory note of $55,556 with 10% original issue discount (OID), interest rate of 6% per annum, conversion price of lesser (i) closing price on issuance date or (ii) 20% discount to the lowest VWAP over the last 10 trading days on date of notice of conversion with maturity date of January 30,2026. During the year ended December 31,2025, the Company obtained the initial consideration of $50,000 with 10% OID of $5,556 for total initial principal amount of $55,556.

On September 1, 2025, the Company entered into a convertible promissory note of $33,333 with 10% original issue discount (OID), interest rate of 6% per annum, conversion price of lesser (i) closing price on issuance date or (ii) 20% discount to the lowest VWAP over the last 10 trading days on date of notice of conversion with maturity date of January 30,2026. During the year ended December 31,2025, the Company obtained the initial consideration of $30,000 with 10% OID of $3,333 for total initial principal amount of $33,333.

On November 13, 2025, the Company entered into a convertible promissory note of $35,000 with 10% original issue discount (OID), interest rate of 8% per annum, conversion price on event of default at 20%  discount to the lowest traded price over the last 5 trading days on date of notice of conversion with maturity date of November 13,2026. During the year ended December 31,2025, the Company obtained the initial consideration of $27,750 with 10% OID of $3,000 and finance charges of $4,250 for total initial principal amount of $35,000. On November 13,2025, the Company issued 275,000 restricted shares of common stock as collateral / returnable, to be held in book entry. The collateral shares must be returned to the Company by the lender, unless the note is not paid or converted on or prior to maturity.

On December 11, 2025, the Company entered into a convertible promissory note of $150,000 with 10% original issue discount (OID), interest rate of 6% per annum, conversion price at any time after six (6) months at 35% discount to the lowest traded price over the last 20 trading days on date of notice of conversion with maturity date of December 11,2026. During the year ended December 31,2025, the Company obtained the initial consideration of $119,600 with 10% OID of $15,000 and finance charges of $15,400 for total initial principal amount of $150,000.

On December 19, 2025, the Company entered into a convertible promissory note of $150,000 with 10% original issue discount (OID), interest rate of 10% per annum, conversion price on event of default at 102%  lowest traded price over the last 20 trading days on date of notice of conversion with maturity date of December 22,2026. During the year ended December 31,2025, the Company obtained the initial consideration of $114,200 with 10% OID of $15,000 and finance charges of $20,800 for total initial principal amount of $150,000. On November 19,2025, the Company issued 2,500,000 restricted shares of common stock as collateral / returnable, to be held in book entry. The collateral shares must be returned to the Company by the lender, unless the note is not paid or converted on or prior to maturity.

During the year ended December 31.2025 and 2024, the Company converted $55,000 and $0 debt into 1,434,790 shares and 0 shares, respectively. The Company valued the converted shares of 1,434,000 at market price of conversion date and recognized $39,082 as loss on conversion.

On December 26,2025, the Company entered into a settlement agreement with one noteholder with aggregate outstanding balance of $409,126 in exchange with $100 in cash. Due to fact, the noteholder is the Company’s shareholder, the settlement agreement is the best interest of the Company and its shareholders. The Company valued the convertible stock related to outstanding amount of $409,126 at market price and recognized gain on settlement of $483,625. The net amount released from settlement agreement and gain on settlement was recognized in additional paid-in capital.

As of December 31, 2025, and 2024, nineteen (19) and twelve (12) convertible notes with unpaid balance of $913,766 and $273,279 are in default, respectively

During the years ended December 31,2025 and 2024, the Company recognized interest of $158,129 and $32,053, amortization debt discount of $1,039,887 and $221,346, respectively.

As of December 31, 2025, and 2024, the Company had convertible notes payable of $1,735,044 and $506,729, unamortized debt discount of $121,464 and $126,839 and accrued interest of $183,872 and $78,388, respectively

We expect that the proceeds of the convertible promissory notes described above will continue to fund our operations , and that we will continue to require additional financing to maintain our existence for the next twelve months. Our management is not required to fund our operations by any contract or other obligation. In the event that we undertake to complete an acquisition that requires financing, we will likely depend on an outside source for such financing. However, we have not identified any debt or equity financing sources that can be relied upon to provide such financing.

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

Annual Financial Statements (audited):

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of GivBux Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of GivBux Inc. (the ‘Company’) as of December 31, 2025, and 2024, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for period ended December 31, 2025, and 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2025, and 2024, and the results of its operations and its cash flows for each of the period ended December 31, 2025, and 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company had an accumulated deficit of $34,196,790 and a net loss of $4,095,562. It has not generated significant revenues to achieve positive cash flow from the operations sufficient to cover ongoing expenses. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regards to these matters are also described in Note 1 to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company suffered an accumulated deficit of $285,116 and net loss of $63,764. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regards to these matters are also described in Note 2 to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Derivative Liability

As disclosed in Note 8, the Company evaluate all financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company used a Black Scholes valuation model to value the derivative instruments at inception and on subsequent valuation dates.

We identified the recognition of derivative liability as a critical audit matter for the following reasons, (i) the assumptions adopted in the model to value the derivative liability required management judgment, (ii) the model is inherently complex. (iii) the magnitude of the liabilities and losses recognized in the financial statement.

How We Addressed the Matter in Our Audit

•	We reviewed the convertible note agreements to understand key terms such as conversion price, interest rate, maturity date, conversion options, etc.
•	We tested the separation of the debt component and the conversion option.
•	Evaluated the fair value measurement of the derivative liability, focusing on inputs used
•	We performed third party confirmation of the debt and obtained expert opinion on the reasonableness of the derivative liability computed.
•	We tested the accuracy of those underlying calculations.
•	We evaluated the sufficiency of the audit evidence obtained by assessing the results of the procedures performed over derivative liabilities.

/S/ Lateef Awojobi

LAO PROFESSIONALS

(PCAOB ID 7057)

Lagos, Nigeria

We have served as the Company’s auditor since 2025.

April 14, 2026

GivBux, Inc

Consolidated Balance sheets

	December 31,	December 31,
	2025	2024
Assets
Current assets
Cash	$126,807	$18,374
Prepaid expenses	45,250	4,583
Other receivable	280	180
Deferred offering costs	61,600	-
Total current assets	233,937	23,137

Property and equipment, net	8,748	-
Total Assets	$242,685	$23,137

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable	$299,853	$188,862
Accrued liabilities	872,904	759,789
Due to related party	3,275	3,275
Notes payable - related parties	807,740	955,165
Loans payable, net discount of $0	434,500	526,150
Convertible notes, net discount of $121,464 and $126,839	1,613,580	379,890
Derivative liabilities	1,156,230	319,337
Total Current Liabilities	5,188,082	3,132,468

Total Liabilities	5,188,082	3,132,468

Stockholders' Deficit
Preferred stock: 10,000,000 authorized; $0.001 par value
0 shares issued and outstanding	-	-
Common stock: 100,000,000 authorized; $0.001 par value
99,061,523 and 94,572,767 shares issued and outstanding, respectively	99,062	94,573
Additional paid in capital	29,085,106	3,679,454
Common stock to be issued, 46,667 shares	70,000	70,000
Collateral stock, at par value: 2,775,000 shares	(2,775)	-
Accumulated deficit	(34,196,790)	(6,953,358)
Total Stockholders' Deficit	(4,945,397)	(3,109,331)
Total Liabilities and Stockholders' Deficit	$242,685	$23,137

See accompanying notes to Audited consolidated financial statements.

GivBux, Inc

Consolidated Statement of Operations

	Year Ended
	December 31,
	2025	2024

Revenue	$289,156	$544,327
Cost of revenue	217,858	314,395
Gross profit	71,298	229,932

Operating expenses
General and administrative	998,252	850,811
Sales and marketing	50,796	60,435
Stock based-compensation -management	52,545	-
Professional fees	664,496	2,353,858
Total operating expenses	1,766,089	3,265,104

Loss from operations	(1,694,791)	(3,035,172)

Other income (expense)
Interest expense	(1,236,975)	(313,360)
Change in fair value of derivative liabilities	(1,087,357)	32,340
Loss on settlement of debts	(16,277)	-
Bad debts	(60,162)	-
Total other expense	(2,400,771)	(281,020)

Loss before income taxes	(4,095,562)	(3,316,192)
Provision for income taxes	-	-
Net loss	$(4,095,562)	$(3,316,192)

Basic and diluted loss per Common Share	$(0.04)	$(0.04)
Basic and diluted weighted average number of common shares outstanding	95,026,761	93,107,105

See accompanying notes to Audited consolidated financial statements.

GivBux, Inc

Consolidated Statement of change in Stockholders’ Deficit

For the Years Ended December 31, 2025, and 2024

Audited

			Additional	Common Stock				Total
	Common Stock		Paid in	to be issued		Collateral	Accumulated	Stockholders'
	Shares	Amount	Capital	Shares	Amount	Stock	Deficit	Deficit

Balance - December 31, 2023	88,572,767	$88,573	$1,405,454	46,667	$70,000	$-	$(3,637,166)	$(2,073,139)

Common stock issued for compensation -services	6,000,000	6,000	2,274,000	-	-		-	2,280,000
Net loss	-	-	-	-	-	-	(3,316,192)	(3,316,192)
Balance - December 31, 2024	94,572,767	$94,573	$3,679,454	46,667	$70,000	$-	$(6,953,358)	$(3,109,331)
Common stock issued for compensation -services	95,600	96	177,305	-	-	-	-	177,401
Common stock issued for convertible notes - commitment shares	183,366	183	623,694	-	-	-	-	623,877
Restricted stock-based compensation	-	-	361,653	-	-	-	-	361,653
Dividend if forms of warrants	-	-	23,147,870	-	-	-	(23,147,870)	-
Common stock payable for compensation -management	-	-	52,545	-	-	-	-	52,545
Common stock issued for conversion convertible notes	1,434,790	1,435	122,759	-	-	-	-	124,194
Forgiveness of debts - related party	-	-	100,000	-	-	-	-	100,000
Gain on settlement of debts -related party	-	-	819,826	-	-	-	-	819,826
Issuance restricted common stock for commitment of convertible notes	2,775,000	2,775	-	-	-	(2,775)	-	-
Net loss	-	-	-	-	-	-	(4,095,562)	(4,095,562)
Balance - December 31, 2025	99,061,523	$99,062	$29,085,106	46,667	$70,000	$(2,775)	$(34,196,790)	$(4,945,397)

See accompanying notes to Audited consolidated financial statements.

GivBux, Inc

Consolidated Statement of Cash Flows

	Year Ended
	December 31,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,095,562)	$(3,316,192)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation-management	52,545	-
Stock-based compensation -services	177,401	2,280,000
Restricted stock-based compensation	361,653	-
Amortization of debt discount	1,039,887	245,250
Depreciation	17,493	-
Non-cash leases expenses	-	60,357
Change in fair value of derivative liabilities	1,087,357	(32,340)
Gain on settlement of liability	(16,277)	-
Loss on settlement of convertible note	39,082	-
Changes in operating assets and liabilities:
Prepaid expenses	(40,667)	18,187
Other receivable	(100)	9,820
Accounts payable and accrued liabilities	122,001	367,340
Accrued interest	171,027	41,350
Accrued interest-related parties	26,059	27,010
Operating lease liabilities	-	(62,323)
Net Cash used in Operating Activities	(1,058,101)	(361,541)

CASH FLOWS FROM INVESTING ACTIVITIES:
Improvement leased property	(26,241)	-
Net Cash used in Investing Activities	(26,241)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred offering cost	(61,600)	-
Proceeds from loans payable	49,000	104,000
Proceeds from convertible notes	1,419,609	332,150
Repayment of convertible notes	(100)
Repayment of loans payable	(40,650)	-
Proceeds from related parties	7,250	37,871
Repayment loan to related parties	(180,734)	(135,976)
Net Cash provided by Financing Activities	1,192,775	338,045

Net change in cash	108,433	(23,496)
Cash, beginning of period	18,374	41,870
Cash, end of period	$126,807	$18,374

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash Investing and Financing transactions:
Dividend in form of warrants	$23,147,870	$-
Common stock issued for compensation- services	$177,401	$2,280,000
Common stock issued for convertible notes - commitment shares	$623,877	$-
Common stock issued for conversion convertible notes	$124,194	$-
Derivative liabilities recognized as debt discount	$275,010	$319,436
Derivatives recognized as warrant	$510,000	$-
Forgiveness of debts - related party	$100,000	$-
Cllateral common stock issued	$2,775	$-
Gain on settlement of debts -related party	$819,826	$-

See accompanying notes to Audited consolidated financial statements.

GivBux, Inc

Notes to Consolidated Financial Statements

December 31,2025 and 2024

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

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates the Company’s continuation as a going concern. The Company has incurred net losses of $4,095,562 during the year ended December 31,2025 and has an accumulated deficit of $34,196,790 as of December 31, 2025. In addition, current liabilities exceed current assets by $4,954,145 as of December 31, 2025.

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

For the years ended December 31, 2025, and 2024, the following common stock equivalents were excluded from the computation of diluted net loss per share as the result of the computation was anti-dilutive.

	December 31	December 31
	2025	2024
	Shares	Shares
Convertible notes	48,018,426	720,154
Warrants	3,631,083	-
Warrants -dividend	9,485,173	-
	61,134,682	720,154

Financial Instruments and Fair Value Measurements

As defined in ASC 820” Fair Value Measurements,” fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company utilizes market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company classifies fair value balances based on the observability of those inputs. ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement). The following table summarizes fair value measurements by level as of December 31, 2025, and December 31, 2024, measured at fair value on a recurring basis:

December 31, 2025	Level 1	Level 2	Level 3	Total
Assets
None	$-	$-	$-	$-
Liabilities
Derivative liabilities	$-	$-	$1,156,230	$1,156,230

December 31, 2024	Level 1	Level 2	Level 3	Total
Assets
None	$-	$-	$-	$-
Liabilities
Derivative liabilities	$-	$-	$319,337	$319,337

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

As of December 31, 2025, and 2024, deferred offering costs consisted of the following:

	December 31	December 31
	2025	2024
Legal fees	$61,600	$-
Total	$61,600	$-

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

On February 29, 2024, the term of lease terminated, and the Company moved out of premises. As of December 31, 2024, the Company’s lease agreement is accounted for as operating leases. On May 9,2025, the Company entered into a new lease agreement with a term of one year.

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

Income Taxes

Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The deferred tax assets of the Company relate primarily to operating loss carryforwards for federal income tax purposes. A full valuation allowance for deferred tax assets has been provided because the Company believes it is not more likely than not that the deferred tax asset will be realized. Realization of deferred tax assets is dependent on the Company generating sufficient taxable income in future periods.

The Company periodically evaluates its tax positions to determine whether it is more likely than not that such positions would be sustained upon examination by a tax authority for all open tax years, as defined by the statute of limitations, based on their technical merits. As of December 31, 2025, and 2024, the Company has not established a liability for uncertain tax positions.

Recent Accounting Pronouncements

The Company has implemented all new pronouncements that are in effect and that may impact its consolidated financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its consolidated financial statements or results of operations.

Subsequent events

The Company follows ASC 855-10-20, “Types of Subsequent Events”, for events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements

Reclassification

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

In accordance with ASC 842, the Company recognized operating lease ROU assets and lease liabilities as follows:

The components of lease expense were as follows:

	Year Ended
	December 31,
	2025	2024
Lease cost:
Operating lease cost	$-	$241,776
Short-term lease cost	400,502	250,142
Sublease income	-	(1,500)
Total lease cost	$400,502	$490,418

Supplemental cash flow information related to leases was as follows:

	Year Ended
	December 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$-	$335,607

Weighted-average remaining lease term - operating leases (year)	-	-
Weighted-average discount rate — operating leases	-	-

Supplemental balance sheet information related to leases was as follows:

As of December 31, 2025, and 2024, the operating lease right-of-use asset and operating lease liabilities were $0.

NOTE 4 – RELATED PARTY TRANSACTIONS

Loans from Related Parties

During the years ended December 31, 2025, and 2024, the Company obtained $7,250 and $37,871 loan from our related parties, repaid $180,734 and $135,976 to our related parties and recognized interest of $26,059 and $27,010, respectively.

As of December 31, 2025, and 2024, the Company had notes payable related parties of $663,266 and $836,749 and accrued interest of $144,474 and $118,416, respectively. The notes are unsecured, 3% interest bearing and due on demand.

Due to related party

As of December 31,2025, and December 31,2024, the Company had due to related party of $3,275.

Management Compensation

During the years ended December 31,2025 and 2024, the Company accrued $120,000 and $120,000 and paid $0 and $5,000 management fees, respectively.

During the year ended December 31,2025, the Company’s board of directors approved issuance of 565,000 restricted shares of common stock to three directors for services rendered in the past. The Company valued the granted shares at $52,545 based on  market price of grant date. The shares were issued on February 25,2026.

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The following table summarizes the components of the Company’s accounts payable and accrued liabilities as of the dates presented:

	December 31,	December 31,
	2025	2024
Trade payable	$299,853	$188,862
Customer deposit	11,204	8,124
Salary payable	125,002	393,000
Accrued interest	220,152	101,769
Other current liabilities	516,546	256,896
	$1,172,757	$948,651

NOTE 6 – LOANS PAYABLE

The components of loans payable as of December 31,2025 and December 31,2024 were as follows:

Payment date	Principal Amount	Maturity date	Interest rate	December 31, 2025	December 31, 2024
January 19, 2022	$12,500	January 19, 2023	7%	$12,500	$12,500
March 7, 2022	$3,000	March 7, 2023	7%	3,000	3,000
October 13, 2022	$25,000	October 13, 2023	7%	12,500	12,500
January 31, 2023	$100,000	Due on demand	0%	100,000	100,000
February 9, 2023	$10,000	Due on demand	0%	10,000	10,000
March 1, 2023	$50,000	Due on demand	0%	50,000	50,000
April 5, 2023	$25,000	August 3, 2023	15% fixed	25,000	25,000
May 19, 2023	$4,000	Due on demand	0%	4,000	4,000
June 20, 2023	$40,000	September 18, 2023	12% fixed	40,000	40,000
July 12, 2023	$4,150	Due on demand	0%	4,150	4,150
July 17, 2023	$50,000	Due on demand	0%	50,000	50,000
October 6, 2023	$10,000	October 6, 2024	7%	10,000	10,000
December 6, 2023	$1,000	Due on demand	0%	2,000	2,000
December 26, 2023	$100,000	April 18, 2024	0%	-	100,000
February 9,2024	$1,000	Due on demand	0%	1,000	1,000
July 17, 2024	$37,000	January 15, 2025	5%	32,350	37,000
August 14, 2024	$64,000	January 15, 2025	5%	64,000	64,000
December 30, 2024	$1,000	Due on demand	0%	-	1,000
July 1, 2025	$10,000	July 1, 2026	15%	10,000	-
July 24, 2025	$4,000	Due on demand	0%	4,000	-
Total loans payable				$434,500	$526,150
Less: Unamortized debt discount				-	-
				434,500	526,150
Less: Current portion				434,500	526,150
Long-term portion				$-	$-

On December 26,2023, the Company entered into a promissory note agreement with an investor for the principal amount of $100,000 and original issue discount (OID) of $25,000, received the amount of $75,000 in cash, interest free with maturity date of April 18, 2024. The debt discount is being amortized over the life of the note using the effective interest method

During the years ended December 31,2025 and 2024, the Company borrowed $49,000 and $104,000 and repaid $0 and $0, respectively.

As of December 31,2025, and 2024, eight loans with unpaid balance of $199,350 and seven loans with unpaid balance of $203,000 are in default and the Company recorded applicable 5% penalty of $3,678 and $3,688, respectively.

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

On December 15,2025, the Company entered into a settlement and release agreement with one noteholder with outstanding balance of $100,000. The noteholder discharges and forgives the debt for interest of the Company and its shareholders. Due to fact, the noteholder is the Company’s shareholder, the forgiveness amount of $100,000 was recognized in paid -in additional capital.

During the years ended December 31,2025 and 2024, the Company recorded interest of $12,898 and $9,297 amortization of debt discounts of $0 and $23,904 respectively.

As of December 31,2025, and December 31,2024, the Company had loans payable of $434,500 and $526,150, accrued interest of $36,280 and $23,382 and amortization debt discount of $0 and $23,904, respectively.

NOTE 7 –CONVERTIBLE NOTES PAYABLE

The components of convertible notes payable as of December 31,2025 and 2024 were as follows:

Issuance date	Principal Amount	Maturity date	Interest rate	December 31, 2025	December 31, 2024
September 30, 2019	$30,000	September 30, 2021	8%	$30,000	$30,000
January 29, 2020	$10,000	January 29, 2021	8%	$10,000	$10,000
February 26, 2020	$10,000	February 26, 2021	8%	$10,000	$10,000
March 6, 2020	$7,500	March 6, 2021	8%	$7,500	$7,500
March 5, 2020	$3,700	March 5, 2021	8%	$5,900	$5,900
March 9, 2020	$1,200	March 9, 2021	8%	$1,200	$1,200
March 26, 2020	$60,000	March 26, 2021	10%	$60,000	$60,000
March 5, 2021	$11,300	March 5, 2022	8%	$11,300	$11,300
July 11, 2023	$11,000	July 11, 2024	7%	$11,000	$11,000
August 22, 2023	$10,000	August 22, 2024	7%	$10,000	$10,000
November 1, 2023	$7,000	October 31, 2024	7%	$7,000	$7,000
April 4, 2024	$109,379	October 3, 2024	10%	$-	$109,379
April 23, 2024	$5,000	April 23, 2025	10%	$5,000	$5,000
May 8, 2024	$25,000	May 8, 2025	20%	$25,000	$25,000
May 8, 2024	$50,000	May 8, 2025	10%	$50,000	$50,000
June 5, 2024	$50,000	June 1, 2025	10%	$50,000	$50,000
June 27, 2024	$700	June 27, 2025	10%	$700	$700
July 17, 2024	$50,000	July 17, 2025	10%	$50,000	$50,000
November 13, 2024	$52,750	November 13, 2025	10%	$-	$52,750
December 30,2024	$1,000	January 30, 2025	10%	$1,000	$-
January 2.2025	$1,500	January 31, 2025	10%	$1,500	$-
January 17.2025	$37,500	January 17, 2026	10%	$37,500	$-
February 19.2025	$1,000	February 19, 2026	8%	$1,000	$-
May 7, 2025	$566,666	December 7, 2025	6%	$566,666	$-
June 30, 2025	$138,889	January 30, 2026	6%	$138,889	$-
August 4, 2025	$55,556	January 30, 2026	6%	$55,556	$-
September 1, 2025	$33,333	January 30, 2026	6%	$33,333	$-
September 2, 2025	$220,000	September 2, 2026	8%	$220,000	$-
November 13, 2025	$35,000	November 13, 2026	8%	$35,000	$-
December 11, 2025	$150,000	December 11, 2026	6%	$150,000	$-
December 19, 2025	$150,000	December 22, 2026	10%	$150,000	$-
				1,735,044	506,729
Less: Unamortized debt discount				(121,464)	(126,839)
Total convertible notes payable				1,613,580	379,890
Less: Current portion				1,613,580	379,890
Long-term portion				$-	$-

Convertible notes payable consists of the following:

•	Terms ranging from one year to two years.
•	Annual interest rates range from 6% – 20%.
•	Certain convertible notes with 10% original issue discount (OID)
•	Convertible at the option of the holders at any time during the period of note, after maturity date or 6 months after issuance date.
•	Conversion prices is a fixed conversion price of $ 0.50. Certain notes have conversion price of 25%-80% discount to the operative market valuation of the Company
•	Collateral- The Company has pledged 2,775,000 restricted shares of common stock as collateral for repayment of two new issuance notes

During the years ended December 31,2025 and 2024, the Company issued convertible notes of $1,642,359 and $342,829, respectively.

On February 5,2025, the Company entered into a convertible promissory note of $55,555 with 10% original issue discount (OID), interest rate of 10% per annum, conversion price of 45% discount to the average price of the Company’s common stock during the 20 consecutive trading days prior to the date of the conversion with maturity date of February 4,2026. During the year ended December 31,2025, the Company obtained the initial consideration of $51,000 with 10% OID of $5,100 for total initial principal amount of $56,100.

During the year ended December 31, 2025, the Company entered into four (4) convertible promissory notes agreements of $41,000 with an interest rate of 8% and 10% per annum for a term of one (1) and twelve (12) months. The noteholders have the right from time to time during the period of the note to convert the unpaid principal into common stock at a price of 25% discount to the average trading price during the ten (10) day period ending on the last complete training day prior to the conversion date.

On April 30,2025, the Company entered into a convertible promissory note of $210,000 with 10% original issue discount (OID), interest rate of 10% per annum, conversion price of 45% discount to the average price of the Company’s common stock during the 20 consecutive trading days prior to the date of the conversion with maturity date of April 29,2026. During the year ended December 31,2025, the Company obtained the initial consideration of $127,559 with 10% OID of $13,256 for total initial principal amount of $140,815.

On May 7,2025, the Company entered into a convertible promissory note of $566,666 with 10% original issue discount (OID), interest rate of 6% per annum, conversion price of lesser (i) closing price on issuance date or (ii) 16% discount to the lowest VWAP over the last 10 trading days on date of notice of conversion , with maturity date of December 7,2025. On May 7,2025, the Company entered into a warrant agreement of 3,631,083 shares, with exercise price per share of common stock subject to adjustment, which would be equal to the closing price of the common stock on trading market on the initial date, for the period of five (5) years and six (6) months. During the year ended December 31,2025, the Company obtained the initial consideration of $510,000 with 10% OID of $56,666 for total initial principal amount of $566,666.

On May 14,2025, the Company entered into a convertible promissory note of $55,000 with 10% original issue discount (OID), interest rate of 8% per annum, conversion price of 30% of the lowest traded price immediately on date notice of conversion commencing 90 days after the issuance date, with maturity date of February 14,2026. During the year ended December 31,2025, the Company obtained the initial consideration of $50,000 with 10% OID of $5,000 for total initial principal amount of $55,000.

On June 30, 2025, the Company entered into a convertible promissory note of $138,889 with 10% original issue discount (OID), interest rate of 6% per annum, conversion price of lesser (i) closing price on issuance date or (ii) 20% discount to the lowest VWAP over the last 10 trading days on date of notice of conversion with maturity date of January 30,2026. During the year ended December 31,2025, the Company obtained the initial consideration of $125,000 with 10% OID of $13,889 for total initial principal amount of $138,889.

On September 2, 2025, the Company entered into a convertible promissory note of $220,000 with 10% original issue discount (OID), interest rate of 8% per annum, conversion price on event of default at 20% discount to the lowest traded price immediately on date notice of conversion, with maturity date of September 2,2026. During the year ended December 31,2025, the Company obtained the initial consideration of $200,000 with 10% OID of $20,000 for total initial principal amount of $220,000.

On August 4, 2025, the Company entered into a convertible promissory note of $55,556 with 10% original issue discount (OID), interest rate of 6% per annum, conversion price of lesser (i) closing price on issuance date or (ii) 20% discount to the lowest VWAP over the last 10 trading days on date of notice of conversion with maturity date of January 30,2026. During the year ended December 31,2025, the Company obtained the initial consideration of $50,000 with 10% OID of $5,556 for total initial principal amount of $55,556.

On September 1, 2025, the Company entered into a convertible promissory note of $33,333 with 10% original issue discount (OID), interest rate of 6% per annum, conversion price of lesser (i) closing price on issuance date or (ii) 20% discount to the lowest VWAP over the last 10 trading days on date of notice of conversion with maturity date of January 30,2026. During the year ended December 31,2025, the Company obtained the initial consideration of $30,000 with 10% OID of $3,333 for total initial principal amount of $33,333.

On November 13, 2025, the Company entered into a convertible promissory note of $35,000 with 10% original issue discount (OID), interest rate of 8% per annum, conversion price on event of default at 20%  discount to the lowest traded price over the last 5 trading days on date of notice of conversion with maturity date of November 13,2026. During the year ended December 31,2025, the Company obtained the initial consideration of $27,750 with 10% OID of $3,000 and finance charges of $4,250 for total initial principal amount of $35,000. On November 13,2025, the Company issued 275,000 restricted shares of common stock as collateral / returnable, to be held in book entry. The collateral shares must be returned to the Company by the lender, unless the note is not paid or converted on or prior to maturity.

On December 11, 2025, the Company entered into a convertible promissory note of $150,000 with 10% original issue discount (OID), interest rate of 6% per annum, conversion price at any time after six (6) months at 35% discount to the lowest traded price over the last 20 trading days on date of notice of conversion with maturity date of December 11,2026. During the year ended December 31,2025, the Company obtained the initial consideration of $119,600 with 10% OID of $15,000 and finance charges of $15,400 for total initial principal amount of $150,000.

On December 19, 2025, the Company entered into a convertible promissory note of $150,000 with 10% original issue discount (OID), interest rate of 10% per annum, conversion price on event of default at 102%  lowest traded price over the last 20 trading days on date of notice of conversion with maturity date of December 22,2026. During the year ended December 31,2025, the Company obtained the initial consideration of $114,200 with 10% OID of $15,000 and finance charges of $20,800 for total initial principal amount of $150,000. On November 19,2025, the Company issued 2,500,000 restricted shares of common stock as collateral / returnable, to be held in book entry. The collateral shares must be returned to the Company by the lender, unless the note is not paid or converted on or prior to maturity.

During the year ended December 31.2025 and 2024, the Company converted $55,000 and $0 debt into 1,434,790 shares and 0 shares, respectively. The Company valued the converted shares of 1,434,000 at market price of conversion date and recognized $39,082 as loss on conversion.

On December 26,2025, the Company entered into a settlement agreement with one noteholder with aggregate outstanding balance of $409,126 in exchange with $100 in cash. Due to fact, the noteholder is the Company’s shareholder, the settlement agreement is the best interest of the Company and its shareholders. The Company valued the convertible stock related to outstanding amount of $409,126 at market price and recognized gain on settlement of $483,625. The net amount released from settlement agreement and gain on settlement was recognized in additional paid-in capital.

As of December 31, 2025, and 2024, nineteen (19) and twelve (12) convertible notes with unpaid balance of $913,766 and $273,279 are in default, respectively

During the years ended December 31,2025 and 2024, the Company recognized interest of $158,129 and $32,053, amortization debt discount of $1,039,887 and $221,346, respectively.

As of December 31, 2025, and 2024, the Company had convertible notes payable of $1,735,044 and $506,729, unamortized debt discount of $121,464 and $126,839 and accrued interest of $183,872 and $78,388, respectively

Note 8 -DERIVATIVE LIABILITIES

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

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of December 31, 2025. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each convertible note is estimated using the Black-Scholes valuation model.

For the years ended December 31,205 and 2024, the estimated fair values of the liabilities measured on a recurring basis are as follows:

	Year ended	Year ended
	December 31	December 31,
	2025	2024
Term	0.05 - 1.00 years	0.01 - 1.12 years
Expected average volatility	95% - 359%	0% - 304%
Expected dividend yield	-	-
Risk-free interest rate	3.48% -4.31%	3.96% -5.39%

The following table summarizes the changes in the derivative liabilities during the year ended December 31, 2025:

Balance - December 31, 2024	$319,337
Addition of new derivatives recognized as debt discounts	234,990
Settled upon conversion of debt (Derivative resolution)	(485,454)
Addition of new derivatives recognized as loss on derivatives	13,010,530
Gain on change in fair value of the derivative	(11,923,173)
Balance - December 31, 2025	$1,156,230

The aggregate loss on derivatives during the years ended December 31, 2025, and 2024 was as follows.

	Year Ended
	December 31,
	2025	2024
Day one loss due to derivative liabilities on convertible note	$13,010,530	$54,863
Gain on change in fair value of the derivative liabilities	(11,923,173)	(87,203)
	$1,087,357	$(32,340)

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

•

On March 27, 2024, the Company entered into a consulting agreement for corporate administration and governance purposes for a term of 12 months. The consulting fees agreed by issuance of 6,000,000 shares of restricted common stock to consultant. On April 3,2024, the Company issued 6,000,000 shares of restricted common stock, valued at $2,280,000 based on market value on agreement date.

During the year ended December 31,2025, the Company issued common stock as follows:

•	183,366 shares of common stock to two noteholders in connection with security purchase agreements, valued at $623,877 based on market price on grant date.

•	96,500 shares of common stock for compensation of services, valued at $177,401 based on market price on grant date.

•	1,434,790 shares of common stock for conversion convertible note of $55,000, valued at $124,194 based on market price on conversion date.

•	2,775,000 restricted shares of common stock for collateral / returnable of two convertible notes, to be held in book entry. The collateral shares must be returned to the Company by the lender, unless the note is not paid or converted on or prior to maturity.

As of December 31,2025, and 2024, the Company had 99,061,523 shares and 94,572,767 shares of Common Stock outstanding, and no shares of Preferred Stock issued and outstanding (Series A, B and C). The Board of Directors may fix and determine the relative rights and preferences of the shares of any established series.

Stock payable

On June 8,2021, the Company entered into a subscription agreement with an investor for 6,667 shares of common stock at price of $1.50 per share in amount of $10,000 in cash.  As of December 31,2025, and 2024, the Company did not issue 6,667 shares of common stock.

On May 5,2023, the Company entered into a subscription agreement with an investor for 40,000 shares of common stock at price of $1.50 per share in amount of $60,000 in cash.  As of December 31, 2025, and 2024, the Company did not issue 40,000 shares of common stock.

Collateral Stock

During the year ended December 31,2025, the Company issued 2,775,000 restricted shares of common stock in connection with two convertible notes as collateral / returnable, to be held in book entry. The collateral shares must be returned to the Company by the lender, unless the note is not paid or converted on or prior to maturity. The Company valued 2,775,000 restricted shares of common stock at par value for amount of $2,775.

Warrants

During the year ended December 31,2025, the Company entered following two warrants agreements:

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

A summary of activity of the warrants during the year ended December 31, 2025, as follows:

	Warrants Outstanding		Weighted Average
	Number of	Weighted Average	Remaining life	Fair value
	Warrants	Exercise Price	(years)	on Grant Date
Outstanding, December 31, 2024	-	$-	-
Granted	13,116,256	3.828	2.25	35,419,867
Exercised	-	-	-
Forfeited/canceled	-	-	-
Outstanding, December 31, 2025	13,116,256	$3.828	1.65	$452,315

The intrinsic value of the warrants as of December 31, 2025, is $0.

For the year ended December 31, 2025, the estimated fair values of the liabilities measured on a recurring basis are as follows:

Year ended
December 31,
2025
Term	0.43 - 5.51 years
Expected average volatility	191% - 335%
Expected dividend yield	-
Risk-free interest rate	3.48% - 4.08%

Restricted stock awards

On May 9,2025, the Company entered into a consulting agreement with a retainer payment of 200,000 shares of restricted common stock, vesting in equal monthly payment of 16,666 shares of restricted common stock. During year ended December 31.2025, the Company recorded stock-based compensation expenses of $361,653 related to vested restricted stock awards of 116,662 shares of restricted common stock.

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

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of December 31, 2025, and 2024 are as follows:

	December 31,	December 31,
	2025	2024
Net operating loss carry forward	$(1,699,290)	$(790,942)
Effective Tax rate	21%	21%
Income tax expenses(benefit)	(356,851)	(166,098)
Less: Valuation Allowance	356,851	166,098
Income tax expenses(benefit)	$-	$-

	December 31,	December 31,
	2025	2024
Deferred tax assets	1,243,697	886,846
Valuation allowance	(1,243,697)	(886,846)
Net deferred tax assets	$-	$-

As of December 31, 2024, the Company had approximately $5,922,000 in net operating losses (“NOLs”) that may be available to offset future taxable income, NOLs generated in tax years prior to July 31, 2018, can be carryforward for twenty years, whereas NOLs generated after July 31, 2018, can be carryforward indefinitely. In accordance with Section 382 of the U.S. Internal Revenue Code, the usage of the Company’s net operating loss carry forwards are subject to annual limitations following greater than 50% ownership changes.

The Company’s tax returns are subject to examination by tax authorities for the years ended December 31,2016 to December 31, 2025.

NOTE 11 – COMMITMENTS

On November 1, 2023, the Company entered into a mutual venture agreement with an entity for operation of a yacht charter business. During the year ended December 31, 2023, the Company received $100,000 in advance, but the agreement was not completed and signed. As of December 31, 2025, the Company owns $100,000 to the other part of the agreement.

On December 12,2024, the Company entered into a finders (“Finder”) agreement for fundraising, marketing and facility booking services. The Finder will receive a fee of 20% commission on the standard rental booking and a fee of 30% in cash and 5% in stock of the total funds raised. As of December 31,2025, the subject of agreement did not occur.

On June 13,2025, the Company entered into a Share Exchange Agreement with Charter House Financial AU, a Nevada corporation, whereby the Company will issue up to 5,000,000 shares of restricted common stock to Charter House in exchange for 100,000 shares of restricted common stock (100% of the private company). As of December 31,2025, the agreement was not closed due to not providing the required documents

NOTE 12 – SUBSEQUENT

Management has evaluated subsequent events through the date these financial statements were available to be issued. Based on our evaluation no material events have occurred that require disclosure, except as follows:

On February 12,2026, 525,849 shares of common stock issued as inducement to one noteholder.

On February 25,2026, 565,000 shares of common stock issued to three directors for services rendered (see Note 4).

In March 2026, 7,274,851 shares of common stock issued for conversion of convertible notes.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A Controls and Procedures

Disclosure Controls and Procedures: Disclosure controls and the procedures are designed with the objective of ensuring that information required to be disclosed in the Company’s reports filed under Securities Exchange Act of 1934, as amended (the “Exchange Act”), such as this report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and interim financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures: As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s principal executive officer and interim financial officer, of the effectiveness of disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on such evaluation, the Company’s principal executive officer and principal financial officer have concluded that as of December 31, 2025, the end of the period covered by this report, our disclosure controls and procedures were not effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting: The Company also carried out an evaluation of the internal control over financial reporting to determine whether any changes occurred during the fiscal quarter ended December 31, 2025. Based on such evaluation, there have been a few internal changes in the Company’s internal control over financial reporting that occurred during the Company’s most recently completed fiscal quarter ended December 31, 2025, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. As a result, we have been unable to improve our internal controls over financial reporting during the quarter ending December 31, 2025. However, to the extent possible, we will implement procedures to ensure that the initiation of transactions, the custody of assets, and the recording of transactions will be performed by separate individuals. Management is currently evaluating the steps to address these material weaknesses.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2025, which has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 10  Directors, Executive Officers and Corporate Governance

Name and Address of Beneficial Owner	Shares of Common Stock (2)	Shares of Common Stock Underlying Convertible Securities (2)	Total Percent of Class (4)

Kenyatto Jones, Founder, Chief Strategist, President, The Bear Bull, Inc. (1)(3)	70,000,000	0	70.01%
Umesh Singh, President, Director (1)	250,000	0	.26%
Michael Arnkvarn, Director (1)	250,000	0	.26%
Robert Thompson, Director (1) (2) Secretary, Treasurer	250,000	0	.26%
All executive officers and directors as a group (3 People)	70,750,000	0	70.0%
5% or more stockholders
Kenyatto Jones (4)	70,000,000	0	70.01%

(1)	Unless otherwise indicated, the address for Directors, Officers, and beneficial owners is 2751 W Coast Hwy Suite 200 Newport Beach, Ca 92663

(2)	Unless otherwise indicated, all shares are owned directly by the beneficial owner.

(3)	The Bear Bull, Inc. is an entity 100% controlled by Kenyatto Jones.

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

Our directors and executive officers, and their ages as of June 30, 2024, are as follows:

Name	Position	Age
Executive Officers:
Kenyatto Jones	Founder and Chief Strategist	53
Umesh Singh	President and Director	66
Michael Arnkvarn	Director	69
Robert Thompson	Director, Secretary and Treasurer	78

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

Item 11. Executive Compensation.

SUMMARY COMPENSATION TABLE

The following table sets forth information regarding compensation paid, distributed or accrued by us for the years ended December 31, 2025 by our principal executive officers (the “Named Executive Officer”).

Name and Principal Position	Year	Salary $	All Other Compensation $	Total ($)
Kenyatto Jones Founder	2025	$120,000 Accrued	$15,000	$135,000

Robert Thompson Director	2025	$-	$15,000	$15,000

Umesh Singh Present CEO	2025	N/A	$15,000	$15,000

Michael Arnkvarn Director	2025	N/A	$15,000	$15,000

Item 12  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Name and Address of Beneficial Owner	Shares of Common Stock (2)	Shares of Common Stock Underlying Convertible Securities (2)	Total Percent of Class (4)

Kenyatto Jones, Founder, Chief Strategist, President, The Bear Bull, Inc. (1)(3)	70,000,000	0	70.01%
Umesh Singh, President, Director (1)	250,000	0	.26%
Michael Arnkvarn, Director (1)	250,000	0	.26%
Robert Thompson, Director (1) (2) Secretary, Treasurer	250,000	0	.26%
All executive officers and directors as a group (3 People)	70,750,000	0	70.0%
5% or more stockholders

(1)	Unless otherwise indicated, the address for Directors, Officers, and beneficial owners is 2751 W Coast Hwy Suite 200 Newport Beach, Ca 92663

(2)	Unless otherwise indicated, all shares are owned directly by the beneficial owner.

(3)	The Bear Bull, Inc. is an entity 100% controlled by Kenyatto Jones.

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

Item 14. Principal Accountant Services and Fees

The following table shows the fees that were billed for the audit and other services provided by our principal auditor, for the periods presented, as follows:

	Fiscal Year Ended December 31, 2025	Fiscal Year Ended December 31, 2024
Audit Fees:	$35.000	$22,525
Audit-Related Fees	-	-
Tax Fees:	-	-
All Other Fees	–	-
Total	$35,000	$22,525

Audit Fees

This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the independent registered public accounting firm in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

Audit-Related Fees

This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC and other accounting consulting.

Tax Fees

This category consists of professional services rendered by our independent registered public accounting firm for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

All Other Fees

This category consists of fees for other miscellaneous items.

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of the Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting.

Item 15. Exhibit and Financial Statement Schedules.

(a) 1. Financial Statements

The financial statements and Report of Independent Registered Public Accounting Firm are listed in Item 8.

2. Financial Statement Schedules

All schedules for which provision is made in the applicable accounting regulations of the SEC are either not required under the related instructions, are not applicable (and therefore have been omitted), or the required disclosures are contained in the financial statements included herein.

3. Exhibits

Exhibit Number	Description

4.27	Convertible Note \dated May 7, 2025 issued by GivBux to an unrelated party
4.28	Convertible Note dated May 14,2025 GivBux Inc to LGH Investments
4.29	Convertible Note dated September 2, 2025 issued by GivBux Inc to Laybrys Fund
4.30	Convertible Note dated June 30,2025 GivBux Inc to an unrelated party
4.31	Convertible Note dated August 4,2025 GivBux Inc to an unrelated party
4.32	Convertible Note dated September 9, 2025 by GivBux Inc to an unrelated party
4.33	Convertible Note dated November 13,2025 issued by GivBux Inc to GS Capital Partners
4.34	Convertible Note dated December 11, 2025 issued by GivBux Inc. to CFI Capital LLC
4.35	Convertible Note dated December 19, 2025 issued by GivBux Inc. to Coventry Eentreprises LLC
31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certifications of Principal Executive Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GivBux Inx
(Registrant)

April 15, 2026	/s/ Umesh Singh
Date	Umesh Singh
Chief Executive Officer
(Principal Executive Officer)

April 15, 2026	/s/ Michael Arnkvarn
Date	Michael Arnkvarn
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Umesh Singh	Chief Executive Officer and Director	April 15, 2026
Umesh Singh	(Principal Executive Officer)

/s/ Michael Arnkvarn	Chief Financial Officer and Director	April 15, 2026
Michael Arnkvarn	(Principal Financial and Accounting Officer)

/s/ Robert Thompson	Secretary, Treasurer and Director	April 15, 2026
Robert Thompson

/s/ Kenyatto Jones	Founder and Chief Strategist	April 15, 2026
Kenyatto Jones

