Form 10-Q
period 2026-03-31
GIVBUX, INC.
filed 2026-05-14
CIK 1169138

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

Umesh Singh CEO

Robert Thompson Director

Michael Arnkvarn Director

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of April 20, 2026, there were 109,964,318 shares of the issuer’s common stock, par value $0.001 per share, outstanding.

GivBux Inc.

Form 10Q

For period ending 3/31/26

2 of 29

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

GivBux, Inc

Consolidated Balance sheets

(Unaudited)

	March 31,	December 31,
	2026	2025
Assets
Current assets
Cash	$18,430	$126,807
Prepaid expenses	37,324	45,250
Other receivable	380	280
Deferred offering costs	61,600	61,600
Total current assets	117,734	233,937

Property and equipment, net	2,188	8,748
Total Assets	$119,922	$242,685

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable and accrued liabilities	$1,265,478	$1,172,757
Advances for convertible notes to be issued	40,000	-
Due to related party	3,275	3,275
Notes payable - related parties	779,563	807,740
Loans payable, net discount of $0	434,500	434,500
Convertible notes, net discount of $240,120 and $121,464	1,491,558	1,613,580
Derivative liabilities	997,271	1,156,230
Total Current Liabilities	5,011,645	5,188,082

Total Liabilities	5,011,645	5,188,082

Stockholders' Deficit
Preferred stock: 10,000,000 authorized; $0.001 par value 0 shares issued and outstanding	-	-
Common stock: 350,000,000 authorized; $0.001 par value 107,427,223 and 99,061,523 shares issued and outstanding, respectively	107,428	99,062
Additional paid in capital	29,337,490	29,085,106
Subscription receivable
Common stock to be issued, 46,667 shares	70,000	70,000
Collateral stock, at par value: 2,775,000 shares	(2,775)	(2,775)
Accumulated deficit	(34,403,866)	(34,196,790)
Total Stockholders' Deficit	(4,891,723)	(4,945,397)
Total Liabilities and Stockholders' Deficit	$119,922	$242,685

See accompanying notes to unaudited consolidated financial statements.

3 of 29

GivBux, Inc

Consolidated Statement of Operations

(Unaudited)

	Three Months Ended
	March 31,
	2026	2025

Revenue	$55,906	$66,023
Cost of revenue	29,926	55,150
Gross profit	25,980	10,873

Operating expenses
General and administrative	261,191	179,526
Sales and marketing	100	85
Stock based-compensation -commitment fees	22,664	-
Professional fees	184,622	14,782
Total operating expenses	468,577	194,393

Loss from operations	(442,597)	(183,520)

Other income (expense)
Interest expense	(159,959)	(111,450)
Change in fair value of derivative liabilities	338,965	(231,849)
Gain on conversion convertible notes	2,215	-
Gain on extinguishment of convertible note	54,300	-
Total other income (expense)	235,521	(343,299)

Loss before income taxes	(207,076)	(526,819)
Provision for income taxes	-	-
Net loss	$(207,076)	$(526,819)

Basic and diluted loss per Common Share	$(0.00)	$(0.01)
Basic and diluted weighted average number of common shares outstanding	101,480,665	94,619,434

See accompanying notes to unaudited consolidated financial statements.

4 of 29

GivBux, Inc

Consolidated Statement of change in Stockholders’ Deficit

(Unaudited)

For the Three Months Ended March 31, 2026

			Additional	Common Stock				Total
	Common Stock		Paid in	to be issued		Collateral	Accumulated	Stockholders'
	Shares	Amount	Capital	Shares	Amount	Stock	Deficit	Deficit

Balance - December 31, 2025	99,061,523	$99,062	$29,085,106	46,667	$70,000	$(2,775)	$(34,196,790)	$(4,945,397)

Issuance restricted common stock for commitment shares	525,849	526	22,138	-	-	-	-	22,664
Common stock issued for compensation -management	565,000	565	(565)	-	-	-	-	-
Common stock issued for conversion of convertible notes	7,274,851	7,275	75,817	-	-	-	-	83,092
Restricted stock-based compensation	-	-	154,994	-	-	-	-	154,994
Net loss	-	-	-	-	-	-	(207,076)	(207,076)
Balance - December 31, 2025	107,427,223	$107,428	$29,337,490	46,667	$70,000	$(2,775)	$(34,403,866)	$(4,891,723)

 For the Three Months Ended March 31, 2025

	Common Stock		Additional Paid in	Common Stock to be issued		Accumulated	Total Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Deficit

Balance - December 31, 2024	94,572,767	$94,573	$3,679,454	46,667	$70,000	$(6,953,358)	$(3,109,331)

Net loss	-	-	-		-	(526,819)	(526,819)
Balance - March 31, 2025	94,572,767	$94,573	$3,679,454	46,667	$70,000	$(7,480,177)	$(3,636,150)

See accompanying notes to unaudited consolidated financial statements.

5 of 29

GivBux, Inc

Consolidated Statement of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
	2026	2025

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(207,076)	$(526,819)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation-commitment fees	22,664	-
Restricted stock-based compensation	154,994	-
Amortization of debt discount	156,590	73,222
Depreciation	6,560	-
Change in fair value of derivative liabilities	(338,965)	231,849
Gain on extinguishment of convertible note	(54,300)	-
Gain on settlement of convertible notes	(2,215)	-
Prepaid expenses	7,926	2,440
Other receivable	(100)	-
Accounts payable and accrued liabilities	120,922	98,893
Accrued interest-related parties	6,422	6,425
Net Cash used in Operating Activities	(126,578)	(113,990)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances for convertible notes to be issued	40,000	56,000
Proceeds from loans payable	-	35,000
Proceeds from convertible notes	22,800	92,000
Repayment of convertible notes	(10,000)	-
Repayment of loans payable	-	(36,000)
Proceeds from related parties	6,500	7,250
Repayment loan of related parties	(41,099)	(41,481)
Net Cash provided by Financing Activities	18,201	112,769

Net change in cash	(108,377)	(1,221)
Cash, beginning of period	126,807	18,374
Cash, end of period	$18,430	$17,153

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash Investing and Financing transactions:
Common stock issued for compensation -management	$565	$-
Common stock issued for commitment shares	$22,664	$-
Common stock issued for conversion convertible notes	$83,092	$-
Derivative liabilities recognized as debt discount	$267,797	$80,119
Issuance convertible note in exchange with another convertible note	$63,199	$-

See accompanying notes to unaudited consolidated financial statements.

6 of 29

GivBux, Inc.

Notes to Consolidated Financial Statements

March 31, 2026

(Unaudited)

NOTE 1 – COMPANY OVERVIEW AND GOING CONCERN

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

On or about August 13, 2009, the Company filed on Form 15-12g ceasing to become a reporting issuer to the Securities and Exchange Commission under Rule 12g-4(a)(1) of the Securities and Exchange Act of 1934 as amended. At some point thereafter the Company was abandoned and in 2017 a custodian was appointed by the Eighth District Court for the State of Nevada.

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

7 of 29

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which contemplates the Company’s continuation as a going concern. The Company has incurred net losses of $207,076 during the three months ended March 31, 2026, and has an accumulated deficit of $34,403,866 as of March 31, 2026. In addition, current liabilities exceed current assets by $4,893,911 as of March 31, 2026.

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

Cash and Cash Equivalents

For purposes of balance sheet presentation and reporting of cash flows, the Company considers all unrestricted demand deposits, money market funds and highly liquid debt instruments with an original maturity of less than 90 days to be cash and cash equivalents. The Company had no cash equivalents at March 31, 2026.

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

8 of 29

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

For the three months ended March 31, 2026, and 2025, the following common stock equivalents were excluded from the computation of diluted net loss per share as the result of the computation was anti-dilutive.

	March 31	March 31
	2026	2025
	Shares	Shares
Convertible notes	256,324,736	352,465
Warrants	5,492,621	-
Warrants -dividend	9,485,173	-
	271,302,530	352,465

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

The following table summarizes fair value measurements by level as of March 31, 2026, and December 31, 2025, measured at fair value on a recurring basis:

March 31, 2026	Level 1	Level 2	Level 3	Total
Assets
None	$-	$-	$-	$-
Liabilities
Derivative liabilities	$-	$-	$997,271	$997,271

December 31, 2025	Level 1	Level 2	Level 3	Total
Assets
None	$-	$-	$-	$-
Liabilities
Derivative liabilities	$-	$-	$1,156,230	$1,156,230

9 of 29

Convertible Notes

The Company bifurcates conversion options from their host instruments and accounts for them as free-standing derivative financial instruments if certain criteria are met. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.

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

On May 9,2025, the Company entered into a consulting agreement with a retainer payment of 200,000 shares of restricted common stock, vesting in equal monthly payment of 16,666 shares of restricted common stock (see Note 9 “Restricted Stock Award” )

Deferred Offering Costs

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

10 of 29

As of March 31, 2026, and December 31,2025, deferred offering costs consisted of the following:

	March 31	December 31
	2026	2025
Legal fees	$61,600	$61,600
Total	$61,600	$61,600

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

Maintenance and repairs are charged to expenses as incurred. Improvements of a major nature are capitalized. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts, and any gains or losses are reflected in income.

Recent Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.

In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments in this update provide a practical expedient permitting an entity to assume that conditions at the balance sheet date remain unchanged over the life of the asset when estimating expected credit losses for current classified accounts receivable and contract assets. This update is effective for annual periods beginning after December 15, 2025, including interim periods within those fiscal years. Adoption of this ASU can be applied prospectively for reporting periods after its effective date. Early adoption is permitted. We are currently evaluating the provisions of this ASU and do not expect this ASU to have a material impact on our consolidated financial statements.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies the guidance in Topic 270 to improve the consistency of interim financial reporting. The ASU provides a comprehensive list of required interim disclosures and introduces a disclosure principle requiring entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2025-11.

In December 2025, the FASB issued ASU No. 2025-12, Codification Improvements. The ASU addresses thirty-three items, representing the changes to the Codification that (1) clarify, (2) correct errors, or (3) make minor improvements. Generally, the amendments in this Update are not intended to result in significant changes for most entities. The ASU is effective for interim reporting periods within annual reporting periods beginning after December 15, 2026. The adoption method of this ASU may vary, on an issue-by-issue basis. Early adoption is permitted. We are currently evaluating the provisions of this ASU and do not expect this ASU to have a material impact on our consolidated financial statements.

11 of 29

The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its financial statements.

Segment Information

Our Chief Executive Officer (“CEO”) is the chief operating decision maker who reviews consolidated financial information for purposes of allocating resources and evaluating financial performance. Accordingly, we determined we operate in a single reporting segment.

Our CEO assesses performance and decides how to allocate resources primarily based on net income, which is reported on our Consolidated Statements of Operations. Total assets on the Balance Sheets represent our segment assets. Total revenue and net loss represent our results of operations.

Reclassification

Certain accounts from prior periods have been reclassified to conform to the current period presentation.

NOTE 3 – RELATED PARTYS ITEMS

Notes Payable Related Parties

During the three months ending March 31, 2026, and 2025, the Company obtained $6,500 and $7,250 loan from our related parties, repaid $41,099 and $41,481 to our related parties and recognized interest of $6,422 and $6,425, respectively.

As of March 31, 2026, and December 31,2025, the Company had notes payable related parties of $628,667 and $663,266 and accrued interest of $150,896 and $144,474, respectively. The notes are unsecured, 3% interest bearing and due on demand.

Due to related parties

As of March 31,2026, and December 31,2025, the Company had due to related party of $3,275.

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The following table summarizes the components of the Company’s accounts payable and accrued liabilities as of the dates presented:

	March 31,	December 31,
	2026	2025
Trade payable	$286,031	$299,853
Customer deposit payable	71,256	11,204
Salary payable	543,000	513,002
Accrued interest	199,851	220,152
Other current liabilities	165,341	128,546
	$1,265,478	$1,172,757

12 of 29

NOTE 5 – LOANS PAYABLE

The components of loans payable as of March 31, 2026, and December 31, 2025, were as follows:

Payment date	Principal Amount	Maturity date	Interest rate	March 31, 2026	December 31, 2025
January 19, 2022	$12,500	January 19, 2023	7%	$12,500	$12,500
March 7, 2022	$3,000	March 7, 2023	7%	3,000	3,000
October 13, 2022	$25,000	October 13, 2023	7%	12,500	12,500
January 31, 2023	$100,000	Due on demand	0%	100,000	100,000
February 9, 2023	$10,000	Due on demand	0%	10,000	10,000
March 1, 2023	$50,000	Due on demand	0%	50,000	50,000
April 5, 2023	$25,000	August 3, 2023	15% fixed	25,000	25,000
May 19, 2023	$4,000	Due on demand	0%	4,000	4,000
June 20, 2023	$40,000	September 18, 2023	12% fixed	40,000	40,000
July 12, 2023	$4,150	Due on demand	0%	4,150	4,150
July 17, 2023	$50,000	Due on demand	0%	50,000	50,000
October 6, 2023	$10,000	October 6, 2024	7%	10,000	10,000
December 6, 2023	$1,000	Due on demand	0%	2,000	2,000
February 9, 2024	$1,000	Due on demand	0%	1,000	1,000
July 17, 2024	$37,000	January 15, 2025	5%	32,350	32,350
August 14, 2024	$64,000	January 15, 2025	5%	64,000	64,000
May 18, 1927	$10,000	July 1, 2026	15%	10,000	10,000
July 24, 2025	$4,000	Due on demand	0%	4,000	4,000
Total loans payable				$434,500	$434,500
Less: Unamortized debt discount				-	-
				434,500	434,500
Less: Current portion				434,500	434,500
Long-term portion				$-	$-

On December 26, 2023, the Company entered into a promissory note agreement with an investor for the principal amount of $100,000, received the amount of $75,000 in cash, non-secured, free interest with maturity date of April 18, 2024. The Company recognized a debt discount of $25,000. The debt discount is being amortized over the life of the note using the effective interest method. On December 15,2025, the Company entered into a settlement and release agreement with noteholder with outstanding balance of $100,000. The noteholder discharges and forgives the debt for interest of the Company and its shareholders. Due to fact, the noteholder is the Company’s shareholder, the forgiveness amount of $100,000 was recognized in paid -in additional capital.

On August 15,2024, the Company entered into a promissory note agreement with an investor for the principal amount of $101,000, received the amount of $101,000 in cash, with interest of 5% per annum and maturity date of January 15, 2025. In the event that the Company fails to make payment by due date, the lender will have the right to foreclose on two assets known as “the two Duffys” which together have value of $37,000. If foreclosure occurs, the reaming balance of $64,000 must be paid by January 15,2025. As of March 31,2026, the note with reaming balance of $96,350 was in default.

During the three months ended March 31, 2026, and 2025, the Company borrowed $0 and $35,000 non-secured loans, free interest for a short period of one month and due on demand, repaid loans of $0 and $36,000, respectively.

13 of 29

As of March 31, 2026, and December 31, 2025, eight (8) loans with unpaid balance of $199,350 were in default, respectively.

During the three months ended March 31, 2026, and 2025, the Company recognized interest and default penalty of $3,122 and $5,089, respectively.

As of March 31, 2026, and December 31, 2025, the Company had loans payable of $434,500 and $434,500, accrued interest of $39,402 and $36,280, respectively.

NOTE 6 –CONVERTIBLE NOTES PAYABLE

Issuance date	Principal Amount	Maturity date	Interest rate	March 31, 2026	December 31, 2025
September 30, 2019	$30,000	September 30, 2021	8%	$30,000	$30,000
January 29, 2020	$10,000	January 29, 2021	8%	$10,000	$10,000
February 26, 2020	$10,000	February 26, 2021	8%	$10,000	$10,000
March 6, 2020	$7,500	March 6, 2021	8%	$7,500	$7,500
March 5, 2020	$3,700	March 5, 2021	8%	$5,900	$5,900
March 9, 2020	$1,200	March 9, 2021	8%	$1,200	$1,200
March 26, 2020	$60,000	March 26, 2021	10%	$60,000	$60,000
March 5, 2021	$11,300	March 5, 2022	8%	$11,300	$11,300
July 11, 2023	$11,000	July 11, 2024	7%	$11,000	$11,000
August 22, 2023	$10,000	August 22, 2024	7%	$10,000	$10,000
November 1, 2023	$7,000	October 31, 2024	7%	$7,000	$7,000
April 23, 2024	$5,000	April 23, 2025	10%	$5,000	$5,000
May 8, 2024	$25,000	May 8, 2025	20%	$25,000	$25,000
May 8, 2024	$50,000	May 8, 2025	10%	$-	$50,000
June 5, 2024	$50,000	June 1, 2025	10%	$50,000	$50,000
June 27, 2024	$700	June 27, 2025	10%	$700	$700
July 17, 2024	$50,000	July 17, 2025	10%	$50,000	$50,000
December 30,2024	$1,000	January 30, 2025	10%	$1,000	$1,000
January 2.2025	$1,500	January 31, 2025	10%	$1,500	$1,500
January 17.2025	$37,500	January 17, 2026	10%	$37,500	$37,500
February 19.2025	$1,000	February 19, 2026	8%	$1,000	$1,000
May 7, 2025	$566,666	December 7, 2025	6%	$566,666	$566,666
June 30, 2025	$138,889	January 30, 2026	6%	$138,889	$138,889
August 4, 2025	$55,556	January 30, 2026	6%	$55,556	$55,556
September 1, 2025	$33,333	January 30, 2026	6%	$33,333	$33,333
September 2, 2025	$220,000	September 2, 2026	8%	$214,686	$220,000
November 13, 2025	$35,000	November 13, 2026	8%	$35,000	$35,000
December 11, 2025	$150,000	December 11, 2026	6%	$150,000	$150,000
December 19, 2025	$150,000	December 22, 2026	10%	$140,000	$150,000
February 6, 2026	$30,250	February 6, 2027	6%	$30,250	$-
February 19, 2026	$63,199	February 19, 2027	8%	$31,699	$-
				1,731,678	1,735,044
Less: Unamortized debt discount				(240,120)	(121,464)
Total convertible notes payable				1,491,558	1,613,580
Less: Current portion				1,491,558	1,613,580
Long-term portion				$-	$-

14 of 29

The components of convertible notes payable as of March 31, 2026, and December 31, 2025, were as follows:

Convertible notes payable consists of the following:

•	Terms ranging from one year to two years.
•	Annual interest rates range from 6% – 20%.
•	Certain convertible notes with 10% original issue discount (OID)
•	Convertible at the option of the holders at any time during the period of note , after maturity date or 6 months after issuance date.
•	Certain notes have fixed conversion price of $ 0.50.
•	Certain notes have conversion price of 25%-80% discount to the operative trading market price of the Company
•	Certain note is convertible at event of default with conversion price of 102% lowest price
•	Certain notes are convertible at event of default
•	Collateral- The Company has pledged 2,775,000 restricted shares of common stock as collateral for repayment of two notes

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

On December 26,2025, the Company entered into a settlement agreement with one noteholder with aggregate outstanding balance of $409,126 related to notes issued in year 2024 ($162,129), February 5,2025 ($56,100), April 30,2025 ($140,815) and an aggregate unpaid interest of $50,082 in exchange with $100 in cash. Due to fact, the noteholder is the Company’s shareholder, the settlement agreement was in the best interest of the Company and its shareholders. The Company valued the convertible stock related to outstanding amount of $409,126 at market price and recognized gain on settlement of $483,625. The net amount released from settlement agreement and gain on settlement was recognized in additional paid-in capital.

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

15 of 29

On May 14,2025, the Company entered into a convertible promissory note of $55,000 with 10% original issue discount (OID), interest rate of 8% per annum, conversion price of 30% of the lowest traded price immediately on date notice of conversion commencing 90 days after the issuance date, with maturity date of February 14,2026. The Company obtained the initial consideration of $50,000 with 10% OID of $5,000 for total initial principal amount of $55,000. During the year ended December 31,2025, the notes was settled by issuance of 1,434,790 shares of common stock. The Company valued the converted 1,434,000 shares of common stock at market price on conversion date and recognized a loss on conversion of $39,082.

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

16 of 29

On February 6, 2026, the Company entered into a convertible promissory note of $30,250 with 10% original issue discount (OID), interest rate of 6% per annum, conversion price of 35% discount to the lowest traded price over the last 20 trading days on date of notice of conversion with maturity date of February 6,2027. The Company obtained the initial consideration of $22,800 with 10% OID of $2,750 and finance charges of $4,700 for total initial principal amount of $30,250.

On February 19, 2026, the Company entered into a convertible promissory note of $63,199, with interest rate of 8% per annum, conversion price of 39% discount to the lowest traded price over the last 15 trading days on date of notice of conversion with maturity date of February 19,2027 in exchange with two convertible notes in an aggregate amount of $50,000 with unpaid interest of $8,199 were issued on May 8,2024 and June 6,2024 . The Company recognized  gain on extinguishment of two convertible notes of $50,000 for amount of $54,300.

During the three months ended March 31, 2026, and 2025, the Company issued convertible notes in aggregate amounts of $93,449 and $97,100, and repaid $10,000 and $0 in cash , respectively.

During the three months ended March 31.2026 and 2025, the Company converted $36,814 and $0 debt, $9,051 and $0 unpaid interest into 7,274,851 shares of common stock and 0 shares of common stock, respectively. The Company valued the converted shares of 7,274,851 at market price on conversion date and recognized gain on conversion of $2,215.

As of March 31, 2026, and December 31, 2025, twenty-one (21) and nineteen (19) convertible notes with unpaid balance of $902,266 and $913,766 are in default, respectively.

During the three months ended March 31, 2026, and 2025, the Company recognized interest of $31,785 and $26,714, amortization debt discount of $156,590 and $73,222, respectively. During the three months ended March 31,2026, the Company recognized an error of $37,958 in prior year interest calculation, the error was reversed from accrued interest.

As of March 31, 2026, and December 31, 2025, the Company had convertible notes payable of $1,731,678 and $1,735,044, unamortized debt discount of $240,120 and $121,464 and accrued interest of $160,449 and $183,872, respectively.

Note 7 -DERIVATIVE LIABILITIES

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

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of March 31, 2026. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each convertible note is estimated using the Black-Scholes valuation model.

17 of 29

For the three months ended March 31, 2026, and the year ended December 31, 2025, the estimated fair values of the liabilities measured on a recurring basis are as follows:

	Three Months Ended	Year Ended
	March 31	December 31,
	2026	2025
Term	0.43- 1 years	0.05 - 1.00 years
Expected average volatility	204% - 323%	95% - 359%
Expected dividend yield	-	-
Risk-free interest rate	3.45% -3.81%	3.84% -4.31%

The following table summarizes the changes in the derivative liabilities during the three months ended March 31, 2026:

Fair Value Measurements Using Significant Observable Inputs (Level 3)

Balance - December 31, 2025	$1,156,230
Addition of new derivatives recognized as debt discounts	267,797
Addition of new derivatives recognized as loss on derivatives	108,383
Settled upon conversion of debt (Derivative resolution)	(87,791)
Gain on change in fair value of the derivative	(447,348)
Balance - March 31, 2026	997,271

The aggregate loss on derivatives during the three months ended March 31, 2026, and 2025 as follows.

	Three Months Ended
	March 31
	2026	2025
Day one loss due to derivative liabilities on convertible note	$108,383	$51,580
Loss (gain) on change in fair value of the derivative liabilities	(447,348)	180,269
	$(338,965)	$231,849

Note 8 – ADVANCES FOR CONVERTIBLE NOTES TO BE ISSUED

During the three months ended March 31, 2026, the Company obtained $40,000 from two (2) lenders in cash for issuance of convertible promissory note. As of March 31, 2026, the Company has not issued / completed the convertible promissory note agreement.

NOTE 9 –STOCKHOLDERS’ EQUITY

On February 19,2026, the Company’s Board of Directors approved an increase in the number of shares of capital stock authorized to be issued by the Company from 110,000,000 to 360,000,000, consisting of 350,000,000 shares of Common Stock, par value $0.001 per share, and 10,000,000 shares of Preferred Stock, par value $0.001per share.

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

As of March 31,2026, and December 31, 2025, no Preferred Stock was issued or outstanding (Series A, B and C). The Board of Directors may fix and determine the relative rights and preferences of the shares of any established series.

Common Stock

The Company has authorized 350,000,000 shares of common stock with a par value of $0.001 per share.

18 of 29

During the three months ended March 31,2026, the Company issued the following common stock:

•	525,849 shares of common stock to one noteholder as commitment shares, valued at $22,664 based on market price on issuance date.

•	565,000 shares of common stock for compensation -management, valued at $52,545 based on market price on grant date.

•	7,274,851 shares of common stock for conversion convertible notes with outstanding balance of $45,865, the shares were valued at $83,092 based on market price on conversion date.

As of March 31, 2026, and December 31, 2025, the Company had 107,427,223 and 99,061,523 shares of Common Stock outstanding.

Warrants

During the three months ended March 31, 2026, the Company entered following warrant agreement:

Common stock purchase warrant agreement dated February 6,2026, with one noteholder for 1,861,538 shares of common stock , with exercise price equal to $0.0325 per share, for the period of three (3) years. The Company recognized warrant as a liability with its convertible note (See Note 6).

A summary of activity of the warrants during the three months ended March 31, 2026, as follows:

	Warrants Outstanding		Weighted Average
	Number of	Weighted Average	Remaining life	Fair value
	Warrants	Exercise Price	(years)	on Grant Date

Outstanding, December 31, 2025	13,116,256	$3.357	1.65	$452,315
Granted	1,861,538	0.004	0.37	94,132
Exercised	-	-	-	-
Forfeited/canceled	-	-	-	-
Outstanding, March 31, 2026	14,977,794	$3.357	1.59	$43,338

The intrinsic value of the warrants as of March 31, 2026, is $0.

For the three months ended March 31, 2026, the estimated fair values of the liabilities measured on a recurring basis are as follows:

Three Months Ended
March 31,
2026
Term	0.18 - 4.61 years
Expected average volatility	197% - 316%
Expected dividend yield	-
Risk-free interest rate	3.57% - 3.92%

19 of 29

Restricted stock awards

On May 9,2025, the Company entered into a consulting agreement with a retainer payment of 200,000 shares of restricted common stock, vesting in equal monthly payment of 16,666 shares of restricted common stock. For three months ended March 31.2026, the Company recorded stock-based compensation expenses of $154,994 related to vested restricted stock awards of 49,998 shares of restricted common stock.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

The Company is from time to time involved in routine litigation incidental to the conduct of our business. Management believes that no pending litigation matters to which it is a party is likely to have a material adverse effect on the Company’s financial condition or results of operations.

NOTE 11 - SUBSEQUENT EVENTS

Management evaluated all additional events through the date the consolidated financial statements were available to be issued. Based on our evaluation unless noted below, no material events have occurred that require disclosure.

On April 17, 2026, the Company entered into a convertible promissory note of $55,555 with 10% original issue discount (OID), interest rate of 10% per annum, conversion price of 35% discount to the lowest trading price as reported on the National Quotation Bureau OTC Marketplace, with maturity date of April 17,2027.

On April 20, 2026, the Company entered into a convertible promissory note of $22,222 with 10% original issue discount (OID), interest rate of 10% per annum, conversion price of 35% discount to the lowest trading price for the proceeding 20 trading days prior conversion, with maturity date of April 20,2027.

On April 17,2026, the Company received the notice of conversion from one noteholder for conversion principal of $8.000 and unpaid interest of $ 125 into 2,537,095 shares of common stock. The Company issued 2,537,095 shares of common stock shares on April 17,2026.

On April 13,2026, the Company obtained $12,000 from one investor in cash for issuance of convertible promissory note. As of filling of these financial statements, the Company has not issued / completed the convertible promissory note agreement.

On April 17,2026, the Company’s Board of Directors approved an increase in the number of shares of capital stock authorized to be issued by the Company from 360,000,000 to 760,000,000, consisting of 750,000,000 shares of Common Stock, par value $0.001 per share, and 10,000,000 shares of Preferred Stock, par value $0.001per share.

20 of 29

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

During the quarter ending 3/31/26 revenues were $ 55,906 versus $ 66,023 for the same period ending 3/31/25. to the previous quarter ending 9/30/24. The gross profit for the period ending 3/31/26 was $ 25,980 versus $ 10,873 for the previous quarter ending 3/31/25.

The revenues generated came primarily from sales generated by the GivBux Super App as well as some facilities rentals. The company has been working on an improved version of its SuperApp with greater functionality and AI integration. The newer version is currently being tested with a planned release date of June 15,2026

Operating expenses for the period 3/31/26 were $ 468,577 when compared to the operating expenses of $ 194,393 for the period ending 3/31/25. The main increase in expenses is attributed to legal fees for the financing deals obtained during this period. There were interest expenses of $ 159,959 for the period ending 3/31/26 versus $ 111,450 for the same period ending 3/31/25. There was a decrease in fair value of derivative liabilities of $ 338,965 for the period ending 3/31/26 versus an increase of $ 231,849 in the period ending 3/31/25. There was a resulting net loss of $ 207,076 for the period ending 3/31/26 versus a net loss of $ 526,819 for the same period ending 3/31/25.

As of April 16, 2026, the company increased the number of authorized shares of Common Stock from Three Hundred Fifty Million (350,000,000) to Seven Hundred Fifty Million (750,000,000) in order to have sufficient reserves for convertible debt holders should their loans convert.

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

21 of 29

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

22 of 29

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

23 of 29

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

•	An exemption to provide less than five years of selected financial data in an initial public offering registration statement;

•	An exemption from the auditor attestation requirement in the assessment of our internal controls over financial reporting;

•	An exemption from compliance with any new or revised financial accounting standards until they would apply to private companies;

•

An exemption from compliance with any new requirement adopted by the Public Company Accounting Oversight Board requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statement of the issuer; and reduced disclosure about our executive compensation arrangements

24 of 29

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

We would cease to be an emerging growth company upon the earliest of:

•	The first fiscal year during which our total annual gross revenues were $1.235 billion or more;

•	The first fiscal year following the fifth anniversary of the filing of this Form 10;

•	The date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt; or

•	The date on which we are deemed to be a large accelerated filer as defined in Rule 12b-2 of the Securities Exchange Act of 1934.

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

25 of 29

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

Our articles of incorporation and our bylaws, as well as Nevada corporate law, contain provisions that are intended to deter coercive takeover practices and inadequate takeover bids by making such practices or bids unacceptably expensive to the acquirer and to encourage prospective acquirers to negotiate with our board of directors rather than to attempt a hostile takeover. These provisions include, among others:

•	the inability of our stockholders to call a special meeting;

•	limitations on the ability of our stockholders to present proposals or nominate directors for election at stockholder meetings;

•	the right of our board of directors to issue preferred stock without stockholder approval; and

•	the ability of our directors to fill vacancies on our board of directors.

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

26 of 29

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

Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. As a result, we have been unable to improve our internal controls over financial reporting during the quarter ending March 31, 2026. However, to the extent possible, we will implement procedures to ensure that the initiation of transactions, the custody of assets, and the recording of transactions will be performed by separate individuals. Management is currently evaluating the steps to address these material weaknesses.

Accordingly, these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by our internal controls.

27 of 29

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

There are no legal proceedings against the company at this time

Item 1A. Risk Factors.

Set forth any material changes from risk factors as previously disclosed in the registrant's Form 10-K (§249.310) in response to Item 1A. to Part 1 of Form 10-K. Smaller reporting companies are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of Equity Securities

Item 3. Defaults Upon Senior Securities.

There were no material defaults during this reporting period

Item 5. Other Information.

The company filed a S1 on July 15, 2025 and subsequently a S1/A on July 23, 2025 after some initial comments from The SEC. The Company did receive additional comments regarding the S1, the most significant comment was regarding our 2023 year end financials which needed to be redone since the accounting firm we used had received a license suspension from the SEC. We did refile the S1/A on October 7, 2025 and comments were received from the SEC on April 14, 2026 and we are currently compiling our response.

Certification Financial Statements

We hereby certify that to the best of our knowledge, the financial statements are true and complete and represent fairly the financial situation of the company.

This filing complies with SEC rules and regulations and adheres to financial reporting standards

Certification of disclosure in Reports

We confirm that the information contained in this report is accurate and does not contain any misleading information.

Item 6. Exhibits.

4.15	Convertible Promissory Note

31.1	Principal Executive Officer Certification

31.2	Principal Financial Officer Certification

32	Certification

28 of 29

SIGNATURES*

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GivBux Inx
(Registrant)

May 14, 2026
Date

Umesh Singh CEO (Principal Executive Officer)
(Signature) **

May 14, 2026	Michael Arnkvarn ( Principal Financial Officer)
Date	(Signature) **

29 of 29