Form 10-Q
period 2026-06-30
GIVBUX, INC.
filed 2026-09-09
CIK 1169138

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

Commission File Number: 000-52142

GivBux Inc

Nevada	84-1609495
(I.R.S. Employer Identification No.)

10120 S. Eastern Ave Suite 200 Henderson NV	89052
(Zip Code)

(1) 844-448-2899

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares	GBUX	OTCID

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

Large accelerated filer ☐	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes     ☒ No

As of September 8, 2026, there were 476,022,153 shares of the  issuer's common stock,  par value $0.001 per share, outstanding.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐ Yes ☐ No

For period ending 6/30/26

2 of 31

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

GivBux, Inc

Consolidated Balance sheets

(Unaudited)

	June 30,	December 31,
	2026	2025
Assets
Current assets
Cash	$17,976	$126,807
Prepaid expenses	20,000	45,250
Other receivable	380	280
Deferred offering costs	61,600	61,600
Total current assets	99,956	233,937

Property and equipment, net	-	8,748
Total Assets	$99,956	$242,685

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable and accrued liabilities	$1,424,122	$1,172,757
Advances for convertible notes to be issued	45,000	-
Due to related party	3,275	3,275
Notes payable - related parties	766,272	807,740
Loans payable, net discount of $0	434,500	434,500
Convertible notes, net discount of $253,000 and $121,464	1,526,661	1,613,580
Derivative liabilities	973,428	1,156,230
Total Current Liabilities	5,173,258	5,188,082

Total Liabilities	5,173,258	5,188,082

Stockholders' Deficit
Preferred stock: 10,000,000 authorized; $0.001 par value 1,000,000 and 0 shares of Series C Preferred Stock issued and outstanding, respectively	1,000	-
Common stock: 3,490,000,000 authorized; $0.001 par value 174,150,989 and 99,061,523 shares issued and outstanding, respectively	174,151	99,062
Additional paid in capital	29,620,211	29,085,106
Common stock to be issued, 15,046,667 shares	86,071	70,000
Collateral stock, at par value: 2,775,000 shares	(2,775)	(2,775)
Accumulated deficit	(34,951,960)	(34,196,790)
Total Stockholders' Deficit	(5,073,302)	(4,945,397)
Total Liabilities and Stockholders' Deficit	$99,956	$242,685

See accompanying notes to unaudited consolidated financial statements.

3 of 31

GivBux, Inc

Consolidated Statement of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

Revenue	$34,264	$55,803	$90,170	$121,826
Cost of revenue	27,413	39,434	57,339	94,584
Gross profit	6,851	16,369	32,831	27,242

Operating expenses
General and administrative	110,412	303,115	371,603	482,641
Sales and marketing	5,949	68,492	6,049	68,577
Stock based-compensation -commitment fees	-	-	22,664	-
Professional fees	199,863	182,343	384,485	197,125
Total operating expenses	316,224	553,950	784,801	748,343

Loss from operations	(309,373)	(537,581)	(751,970)	(721,101)

Other income (expense)
Interest expense	(281,478)	(269,382)	(441,437)	(380,832)
Change in fair value of derivative liabilities	130,400	(5,320,673)	469,365	(5,552,522)
Loss on conversion convertible notes	(90,824)	-	(88,609)	-
Gain on extinguishment of convertible note	534	-	54,834	-
Gain on modification of convertible note	2,647	-	2,647	-
Gain on settlement of liabilities	-	22,805		22,805
Total other expense	(238,721)	(5,567,250)	(3,200)	(5,910,549)

Loss before income taxes	(548,094)	(6,104,831)	(755,170)	(6,631,650)
Provision for income taxes	-	-	-	-
Net loss	$(548,094)	$(6,104,831)	$(755,170)	$(6,631,650)

Basic and diluted loss per Common Share	$(0.00)	$(0.06)	$(0.01)	$(0.07)
Basic and diluted weighted average number of common shares outstanding	141,322,233	94,819,184	121,511,509	94,756,839

See accompanying notes to unaudited consolidated financial statements.

4 of 31

GivBux, Inc

Consolidated Statement of change in Stockholders’ Deficit

(Unaudited)

For the Three and Six Months Ended June 30, 2026

	Series C				Additional	Common Stock				Total
	Preferred Stock		Common Stock		Paid in	to be issued		Collateral	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Shares	Amount	Stock	Deficit	Deficit

Balance - December 31, 2025	-	$-	99,061,523	$99,062	$29,085,106	46,667	$70,000	$(2,775)	$(34,196,790)	$(4,945,397)

Issuance restricted common stock for commitment shares	-	-	525,849	526	22,138	-	-	-	-	22,664
Common stock issued for compensation -management	-	-	565,000	565	(565)	-	-	-	-	-
Common stock issued for conversion of convertible notes	-	-	7,274,851	7,275	75,817	-	-	-	-	83,092
Restricted stock - based compensation	-	-	-	-	154,994	-	-	-	-	154,994
Net loss	-	-	-	-	-	-	-	-	(207,076)	(207,076)
Balance - March 31, 2026	-	-	107,427,223	107,428	29,337,490	46,667	70,000	(2,775)	(34,403,866)	(4,891,723)

Issuance Series C Preferred Stock in exchange with due to related party	1,000,000	1,000	-	-	-	-	-	-	-	1,000
Restricted commitment stock payable	-	-	-	-	-	15,000,000	16,071	-	-	16,071
Common stock issued for conversion of convertible notes	-	-	66,723,766	66,723	179,367	-	-	-	-	246,090
Restricted stock - based compensation	-	-	-	-	103,354	-	-	-	-	103,354
Net loss	-	-	-	-	-	-	-	-	(548,094)	(548,094)
Balance - June 30, 2026	1,000,000	$1,000	174,150,989	$174,151	$29,620,211	15,046,667	$86,071	$(2,775)	$(34,951,960)	$(5,073,302)

For the Three and Six Months Ended June 30, 2025

			Additional	Common Stock			Total
	Common Stock		Paid in	to be issued		Accumulated	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Deficit	Deficit

Balance - December 31, 2024	94,572,767	$94,573	$3,679,454	46,667	$70,000	$(6,953,358)	$(3,109,331)

Net loss	-	-	-	-	-	(526,819)	(526,819)
Balance - March 31, 2025	94,572,767	94,573	3,679,454	46,667	70,000	(7,480,177)	(3,636,150)

Common stock issued for compensation -services	95,600	96	177,305	-	-	-	177,401
Common stock issued for convertible notes - commitment shares	183,366	183	623,694	-	-	-	623,877
Dividend if forms of warrants	-	-	23,147,870	-	-	(23,147,870)	-
Net loss	-	-	-	-	-	(6,104,831)	(6,104,831)
Balance - June 30, 2025	94,851,733	$94,852	$27,628,323	46,667	$70,000	$(36,732,878)	$(8,939,703)

See accompanying notes to unaudited consolidated financial statements.

5 of 31

GivBux, Inc

Consolidated Statement of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
	2026	2025

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(755,170)	$(6,631,650)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation-services	-	177,401
Stock-based compensation-commitment fees	22,664	-
Restricted stock - based compensation	258,348	-
Amortization of debt discount	343,678	300,252
Depreciation	8,748	4,373
Change in fair value of derivative liabilities	(469,365)	5,552,522
Gain on extinguishment of convertible note	(54,834)	-
Gain on modification of convertible note	(2,647)	-
Gain on settlement of liability	-	22,805
Loss on conversion of convertible note	88,609	-
Prepaid expenses	25,250	(40,917)
Other receivable	(100)	-
Accounts payable and accrued liabilities	308,652	5,055
Accrued interest-related parties	12,906	12,922
Net Cash used in Operating Activities	(213,261)	(597,237)

CASH FLOWS FROM INVESTING ACTIVITIES:
Improvement leased property	-	(26,241)
Net Cash used in Investing Activities	-	(26,241)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances for convertible notes to be issued	45,000	15,000
Bank overdraft	2,505	-
Deferred offering cost	-	(55,000)
Proceeds from loans payable	-	35,000
Proceeds from convertible notes	140,300	734,559
Repayment of convertible notes	(30,000)	-
Repayment of loans payable	-	(36,000)
Proceeds from related parties	32,785	7,250
Repayment loan of related parties	(86,160)	(77,548)
Net Cash provided by Financing Activities	104,430	623,261

Net change in cash	(108,831)	(217)
Cash, beginning of period	126,807	18,374
Cash, end of period	$17,976	$18,157

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

Non-cash Investing and Financing transactions:
Common stock issued for compensation -management	$565	$-
Dividend in form of warrants	$-	$23,147,870
Common stock issued for compensation- services	$-	$177,401
Common stock issued for convertible note-commitment shares	$22,664	$623,877
Common stock issued for conversion convertible notes	$329,182	$-
Derivative liabilities recognized as debt discount	$427,749	$429,972
Issuance convertible note in exchange with another convertible note	$63,199	$-
Derivatives liabilities recognized as debt discount -warrant	$-	$510,000
Common stock commitment payable recognized as debt discount	$16,071	$-
Issuance Series C Preferred Stock in exchange with due to related party	$1,000	$-

See accompanying notes to unaudited consolidated financial statements.

6 of 31

GivBux, Inc.

Notes to Consolidated Financial Statements

June 30, 2026

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

7 of 31

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which contemplates the Company’s continuation as a going concern. The Company has incurred net losses of $755,170 during the six months ended June 30, 2026, and has an accumulated deficit of $34,951,960 as of June 30, 2026. In addition, current liabilities exceed current assets by $5,073,302 as of June 30, 2026.

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

Cash and Cash Equivalents

For purposes of balance sheet presentation and reporting of cash flows, the Company considers all unrestricted demand deposits, money market funds and highly liquid debt instruments with an original maturity of less than 90 days to be cash and cash equivalents. The Company had no cash equivalents at June 30, 2026.

Periodically, the Company may carry cash balances at financial institutions more than the federally insured limit of $250,000 per institution. The Company has not experienced losses on account balances and management believes, based upon the quality of the financial institutions, that the credit risk with regard to these deposits is not significant.

8 of 31

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

For the six months ended June 30, 2026, and 2025, the following common stock equivalents were excluded from the computation of diluted net loss per share as the result of the computation was anti-dilutive.

	June 30	June 30
	2026	2025
	Shares	Shares
Convertible notes	1,869,831,582	494,853
Warrants	10,492,621	3,631,083
Warrants -dividend	-	9,485,173
	1,880,324,203	13,611,109

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

The following table summarizes fair value measurements by level as of June 30, 2026, and December 31, 2025, measured at fair value on a recurring basis:

June 30, 2026	Level 1	Level 2	Level 3	Total
Assets
None	$-	$-	$-	$-
Liabilities
Derivative liabilities	$-	$-	$973,428	$973,428

December 31, 2025	Level 1	Level 2	Level 3	Total
Assets
None	$-	$-	$-	$-
Liabilities
Derivative liabilities	$-	$-	$1,156,230	$1,156,230

9 of 31

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

On May 9,2025, the Company entered into a consulting agreement with a retainer payment of 200,000 shares of restricted common stock, vesting in equal monthly payment of 16,666 shares of restricted common stock (see Note 9 “Restricted Stock Award”)

10 of 31

Deferred Offering Costs

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

As of June 30, 2026, and December 31,2025, deferred offering costs consisted of the following:

	June 30	December 31
	2026	2025
Legal fees	$61,600	$61,600
Total	$61,600	$61,600

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

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires the Company to disclose significant segment expenses and other segment items for each reportable segment. The standard is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The amendments in this update are required to be applied retrospectively to all prior periods presented in the financial statements. The Company adopted ASU 2023-07 effective for the fiscal year ended December 31, 2025, and has applied the guidance retrospectively to all prior periods presented, consistent with the standard’s required transition method. The related interim disclosure requirements are effective for, and have been applied beginning with, interim periods within the fiscal year ending June 30, 2026.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires additional information in the income tax rate reconciliation and income taxes paid disclosures, including disaggregation by federal, state, and foreign taxes, with further disaggregation for significant individual jurisdictions. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the impact of adopting ASU 2024-03.

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

11 of 31

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

NOTE 3 – RELATED PARTIES

Notes Payable Related Parties

During the six months ending June 30, 2026, and 2025, the Company obtained $32,785 and $7,250 loan from our related parties, repaid $86,160 and $77,548 to our related parties and recognized interest of $12,906 and $12,922, respectively.

During the six months ended June 30, 2026, the Company’s Board of Directors approved issuance of 1,000,000 shares of Series C Preferred Stock to the Company’s founder at cost basis of $0.001 per share, in exchange with settlement of $1,000 debt owned by the Company to its founder.

As of June 30, 2026, and December 31,2025, the Company had notes payable related parties of $608,891 and $663,266 and accrued interest of $157,381 and $144,474, respectively. The notes are unsecured, 3% interest bearing and due on demand.

Due to related parties

As of June 30,2026, and December 31,2025, the Company had due to related party of $3,275.

12 of 31

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The following table summarizes the components of the Company’s accounts payable and accrued liabilities as of the dates presented:

	June 30,	December 31,
	2026	2025
Trade payable	$325,031	$299,853
Customer deposit payable	59,783	11,204
Salary payable	573,000	513,002
Accrued interest	281,114	220,152
Bank overdraft	2,505	-
Other current liabilities	182,689	128,546
	$1,424,122	$1,172,757

NOTE 5 – LOANS PAYABLE

The components of loans payable as of June 30, 2026, and December 31, 2025, were as follows:

Payment date	Principal Amount	Maturity date	Interest rate	June 30, 2026	December 31, 2025
January 19, 2022	$12,500	January 19, 2023	7%	$12,500	$12,500
March 7, 2022	$3,000	March 7, 2023	7%	3,000	3,000
October 13, 2022	$25,000	October 13, 2023	7%	12,500	12,500
January 31, 2023	$100,000	Due on demand	0%	100,000	100,000
February 9, 2023	$10,000	Due on demand	0%	10,000	10,000
March 1, 2023	$50,000	Due on demand	0%	50,000	50,000
April 5, 2023	$25,000	August 3, 2023	15% fixed	25,000	25,000
May 19, 2023	$4,000	Due on demand	0%	4,000	4,000
June 20, 2023	$40,000	September 18, 2023	12% fixed	40,000	40,000
July 12, 2023	$4,150	Due on demand	0%	4,150	4,150
July 17, 2023	$50,000	Due on demand	0%	50,000	50,000
October 6, 2023	$10,000	October 6, 2024	7%	10,000	10,000
December 6, 2023	$1,000	Due on demand	0%	2,000	2,000
February 9, 2024	$1,000	Due on demand	0%	1,000	1,000
July 17, 2024	$37,000	January 15, 2025	5%	32,350	32,350
August 14, 2024	$64,000	January 15, 2025	5%	64,000	64,000
July 1, 2025	$10,000	July 1, 2026	15%	10,000	10,000
July 24, 2025	$4,000	Due on demand	0%	4,000	4,000
Total loans payable				$434,500	$434,500
Less: Unamortized debt discount				-	-
				434,500	434,500
Less: Current portion				434,500	434,500
Long-term portion				$-	$-

13 of 31

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

On August 15,2024, the Company entered into a promissory note agreement with an investor for the principal amount of $101,000, received the amount of $101,000 in cash, with interest of 5% per annum and maturity date of January 15, 2025. In the event that the Company fails to make payment by due date, the lender will have the right to foreclose on two assets known as “the two Duffys” which together have value of $37,000. If foreclosure occurs, the reaming balance of $64,000 must be paid by January 15,2025. As of June 30,2026, the note with reaming balance of $96,350 was in default.

During the six months ended June 30, 2026, and 2025, the Company borrowed $0 and $35,000 non-secured loans, nonbearing interest for a short period of one month and due on demand, repaid loans of $0 and $36,000, respectively.

As of June 30, 2026, and December 31, 2025, eight (8) loans with unpaid balance of $199,350 were in default, respectively.

During the six months ended June 30, 2026, and 2025, the Company recognized interest and default penalty of $6,276 and $6,081, respectively.

As of June 30, 2026, and December 31, 2025, the Company had loans payable of $434,500 and $434,500, accrued interest of $42,556 and $36,280, respectively.

14 of 31

NOTE 6 –CONVERTIBLE NOTES PAYABLE

The components of convertible notes payable as of June 30, 2026, and December 31, 2025, were as follows

Issuance date	Principal Amount	Maturity date	Interest rate	June 30, 2026	December 31, 2025
September 30, 2019	$30,000	September 30, 2021	8%	$30,000	$30,000
January 29, 2020	$10,000	January 29, 2021	8%	$10,000	$10,000
February 26, 2020	$10,000	February 26, 2021	8%	$10,000	$10,000
March 6, 2020	$7,500	March 6, 2021	8%	$7,500	$7,500
March 5, 2020	$3,700	March 5, 2021	8%	$5,900	$5,900
March 9, 2020	$1,200	March 9, 2021	8%	$1,200	$1,200
March 26, 2020	$60,000	March 26, 2021	10%	$60,000	$60,000
March 5, 2021	$11,300	March 5, 2022	8%	$11,300	$11,300
July 11, 2023	$11,000	July 11, 2024	7%	$11,000	$11,000
August 22, 2023	$10,000	August 22, 2024	7%	$10,000	$10,000
November 1, 2023	$7,000	October 31, 2024	7%	$7,000	$7,000
April 23, 2024	$5,000	April 23, 2025	10%	$5,000	$5,000
May 8, 2024	$25,000	May 8, 2025	20%	$11,255	$25,000
June 6, 2024	$50,000	May 8, 2025	10%	$-	$50,000
May 8, 2024	$50,000	June 1, 2025	10%	$50,000	$50,000
June 27, 2024	$700	June 27, 2025	10%	$700	$700
July 17, 2024	$50,000	July 17, 2025	10%	$50,000	$50,000
December 30, 2024	$1,000	January 30, 2025	10%	$1,000	$1,000
January 2, 2025	$1,500	January 31, 2025	10%	$1,500	$1,500
January 17, 2025	$37,500	January 17, 2026	10%	$37,500	$37,500
February 19, 2025	$1,000	February 19, 2026	8%	$1,000	$1,000
May 7, 2025	$566,666	December 7, 2025	6%	$566,666	$566,666
June 30, 2025	$138,889	January 30, 2026	6%	$138,889	$138,889
August 4, 2025	$55,556	January 30, 2026	6%	$55,556	$55,556
September 1, 2025	$33,333	January 30, 2026	6%	$33,333	$33,333
September 2, 2025	$220,000	September 2, 2026	8%	$200,869	$220,000
November 13, 2025	$35,000	November 13, 2026	8%	$28,700	$35,000
December 11, 2025	$150,000	December 11, 2026	6%	$141,000	$150,000
December 19, 2025	$150,000	December 22, 2026	10%	$120,000	$150,000
February 6, 2026	$30,250	February 6, 2027	6%	$30,250	$-
February 19, 2026	$63,199	February 19, 2027	8%	$1,098	$-
March 26, 2026	$22,000	October 26, 2026	6%	$22,000	$-
April 10, 2026	$16,667	April 10, 2027	6%	$16,667	$-
April 17, 2026	$55,556	April 17, 2027	10%	$55,556	$-
April 20, 2026	$22,222	April 20, 2027	10%	$22,222	$-
May 29, 2026	$25,000	May 31, 2027	15%	$25,000	$-
				1,779,661	1,735,044
Less: Unamortized debt discount				(253,000)	(121,464)
Total convertible notes payable				1,526,661	1,613,580
Less: Current portion				1,526,661	1,613,580
Long-term portion				$-	$-

15 of 31

Convertible notes payable consists of the following:

•	Terms ranging from one year to two years.
•	Annual interest rates range from 6% – 20%.
•	Certain convertible notes with 10% original issue discount (OID)
•	Convertible notes at the option of the holders at any time during the period of note, after maturity date or 6 months or 3 months after issuance date.
•	Certain notes have fixed conversion price of $ 0.50.
•	Certain notes have conversion price of 25%-80% discount to the operative trading market price of the Company
•	Certain note has conversion price at lessor of fixed price of $0.003 or 35% discount to the lowest operative
Trading market price of the Company
•	Certain note is convertible at event of default with conversion price of 102% lowest price
•	Certain notes are convertible at event of default
•	Collateral- The Company has pledged 2,775,000 restricted shares of common stock as collateral for repayment of two notes

On February 5, 2025, the Company entered into a convertible promissory note of $55,555 with 10% original issue discount (OID), interest rate of 10% per annum, conversion price of 45% discount to the average price of the Company’s common stock during the 20 consecutive trading days prior to the date of the conversion with maturity date of February 4,2026. The Company obtained the initial consideration of $51,000 with 10% OID of $5,100 for total initial principal amount of $56,100.

On April 30, 2025, the Company entered into a convertible promissory note of $210,000 with 10% original issue discount (OID), interest rate of 10% per annum, conversion price of 45% discount to the average price of the Company’s common stock during the 20 consecutive trading days prior to the date of the conversion with maturity date of April 29,2026. The Company obtained the initial consideration of $127,559 with 10% OID of $13,256 for total initial principal amount of $140,815.

On December 26, 2025, the Company entered into a settlement agreement with one noteholder with aggregate outstanding balance of $409,126 related to notes issued in year 2024 ($162,129), February 5,2025 ($56,100), April 30,2025 ($140,815) and an aggregate unpaid interest of $50,082 in exchange with $100 in cash. Due to fact, the noteholder is the Company’s shareholder, the settlement agreement was in the best interest of the Company and its shareholders. The Company valued the convertible stock related to outstanding amount of $409,126 at market price and recognized gain on settlement of $483,625. The net amount released from settlement agreement and gain on settlement was recognized in additional paid-in capital.

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

On May 7, 2025, the Company entered into a convertible promissory note of $566,666 with 10% original issue discount (OID), interest rate of 6% per annum, conversion price of lesser (i) closing price on issuance date or (ii) 16% discount to the lowest VWAP over the last 10 trading days on date of notice of conversion, with maturity date of December 7,2025. On May 7,2025, the Company entered into a warrant agreement of 3,631,083 shares, with exercise price per share of common stock subject to adjustment, which would be equal to the closing price of the common stock on trading market on the initial date, for the period of five (5) years and six (6) months. The Company obtained the initial consideration of $510,000 with 10% OID of $56,666 for total initial principal amount of $566,666.

16 of 31

On May 14, 2025, the Company entered into a convertible promissory note of $55,000 with 10% original issue discount (OID), interest rate of 8% per annum, conversion price of 30% of the lowest traded price immediately on date notice of conversion commencing 90 days after the issuance date, with maturity date of February 14,2026. The Company obtained the initial consideration of $50,000 with 10% OID of $5,000 for total initial principal amount of $55,000. During the year ended December 31,2025, the note was settled by issuance of 1,434,790 shares of common stock. The Company valued the converted 1,434,000 shares of common stock at market price on conversion date and recognized a loss on conversion of $39,082.

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

On February 19, 2026, the Company entered into a convertible promissory note of $63,199, with interest rate of 8% per annum, conversion price of 39% discount to the lowest traded price over the last 15 trading days on date of notice of conversion with maturity date of February 19,2027 in exchange with two convertible notes in an aggregate amount of $50,000 with unpaid interest of $8,199 were issued on May 8,2024 and June 6,2024. The Company recognized gain on extinguishment of two convertible notes of $50,000 for amount of $54,834.

17 of 31

On March 26, 2026, the Company entered into an amendment agreement to security purchase agreement dated May 7,2025 for a convertible promissory note of $22,000 with 10% original issue discount (OID), interest rate of 6% per annum, conversion price of lesser (i) closing price on issuance date or (ii) 16% discount to the lowest VWAP over the last 30 trading days on date of notice of conversion with maturity date of October 26, 2026, and additional a commitment shares of 15,000,000 shares of common stock. The Company obtained the initial consideration of $20,000 with 10% OID of $2,000 for total initial principal amount of $22,000.

On April 10, 2026, the Company entered into a convertible promissory note of $16,667 with 10% original issue discount (OID), interest rate of 6% per annum, conversion price of 35% discount to the lowest traded price over the last 20 trading days on date of notice of conversion with maturity date of April 4,2027. The Company obtained the initial consideration of $12,500 with 10% OID of $2,500 and finance charges of $1,667 for total initial principal amount of $16,667.

On April 17, 2026, the Company entered into a convertible promissory note of $55,556 with 10% original issue discount (OID), interest rate of 10% per annum, conversion price of 35% discount to the lowest traded price over the last 20 trading days on date of notice of conversion with maturity date of April 17,2027. The Company obtained the initial consideration of $42,500 with 10% OID of $5,556 and finance charges of $7,500 for total initial principal amount of $55,556.

On April 20, 2026, the Company entered into a convertible promissory note of $22,222 with 10% original issue discount (OID), interest rate of 10% per annum, conversion price of 35% discount to the lowest traded price over the last 20 trading days on date of notice of conversion with maturity date of April 20,2027. The Company obtained the initial consideration of $17,500 with 10% OID of $2,222 and finance charges of $2,500 for total initial principal amount of $22,222.

On May 29, 2026, the Company entered into a security purchase agreement for (i) a convertible promissory note of $25,000 with interest rate of 15% per annum, conversion price of lesser (i) fixed price of $0.003 per share or (ii) 35% discount to the lowest traded price over the last 30 trading days on date of notice of conversion with maturity date of May 31,2027, (ii) a warrant agreement for 5,000,000 shares of common stock, with exercise price equal to $0.005 per share for the period of seven (7) years.

During the six months ended June 30, 2026, and 2025, the Company issued convertible notes in aggregate face amounts of $234,893 and $809,581, including OID and finance charges of $94,593 and $75,022 and repaid $30,000 and $0 in cash, respectively.

During the six months ended June 30. 2026 and 2025, the Company converted $110,276 and $0 debt, $12,511 and $0 unpaid interest into 73,998,617 shares and 0 share of common stock, respectively. The Company valued the converted shares of 73,998,617 at market price on conversion date, recognized loss on conversion of $88,609.

During the six months ended June 30, 2026, one noteholder exchanged its convertible note with principal amount of $25,000 and unpaid interest of $10,042 with an investor without changing the terms and condition of original note was issued on May 8, 2024. The Company recognized a gain on modification of note for $2,647 in result of a decrease in unpaid interest at exchange date.

During the six months ended June 30, 2026, the Company exchanged two convertible notes in aggregate amounts of $50,000 with unpaid interest of $8,199 with a convertible note of $63,199 with new terms and condition. The Company recognized gain on extinguishment of two convertible notes of $50,000 for amount of $54,834.

As of June 30, 2026, and December 31, 2025, twenty-four (24) and nineteen (19) convertible notes with unpaid balance of $1,116,299 and $913,766 are in default, respectively.

During the six months ended June 30, 2026, and 2025, the Company recognized interest of $116,534 and $61,577, amortization debt discount of $343,678 and $300,252, respectively. During the six months ended June 30,2026, the Company recognized an error of $37,958 in prior year interest calculation, the error was reversed from accrued interest.

As of June 30, 2026, and December 31, 2025, the Company had convertible notes payable of $1,779,661 and $1,735,044, unamortized debt discount of $253,000 and $121,464 and accrued interest of $238,557 and $183,872, respectively.

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

18 of 31

Fair Value Assumptions Used in Accounting for Derivative Liabilities.

ASC 815 requires us to assess the fair market value of derivative liability at the end of each reporting period and recognize any change in the fair market value as other income or expense item.

The Company determined our derivative liabilities to be a Level 3 fair value measurement and used the Black-Scholes pricing model to calculate the fair value as of June 30, 2026. The Black-Scholes model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Changes to these inputs could produce a significantly higher or lower fair value measurement. The fair value of each convertible note is estimated using the Black-Scholes valuation model.

For the six months ended June 30, 2026, and the year ended December 31, 2025, the estimated fair values of the liabilities measured on a recurring basis are as follows:

	Six Months Ended	Year Ended
	June 30	December 31,
	2026	2025
Term	0.18- 1.1 years	0.05 - 1.00 years
Expected average volatility	201% - 346%	95% - 359%
Expected dividend yield	-	-
Risk-free interest rate	3.45% -4.15%	3.84% -4.31%

The following table summarizes the changes in the derivative liabilities during the six months ended June 30, 2026:

Fair Value Measurements Using Significant Observable Inputs (Level 3)

Balance - December 31, 2025	$1,156,230
Addition of new derivatives recognized as debt discounts	427,749
Addition of new derivatives recognized as loss on derivatives	195,265
Settled upon conversion of debt (Derivative resolution)	(141,186)
Gain on change in fair value of the derivative	(664,630)
Balance - June 30, 2026	$973,428

The aggregate loss on derivatives during the six months ended June 30, 2026, and 2025 as follows.

	Six Months Ended
	June 30
	2026	2025
Day one loss due to derivative liabilities on convertible note	$195,265	$12,745,847
Loss (gain) on change in fair value of the derivative liabilities	(664,630)	(7,193,325)
	$(469,365)	$5,552,522

Note 8 – ADVANCES FOR CONVERTIBLE NOTES TO BE ISSUED

During the six months ended June 30, 2026, the Company obtained $45,000 from two (2) lenders in cash for issuance of convertible promissory note. As of June 30, 2026, the Company has not issued / completed the convertible promissory note agreement.

19 of 31

NOTE 9 –STOCKHOLDERS’ EQUITY

On June19, 2026, the Company’s Board of Directors approved an increase in the number of shares of capital stock authorized to 3,500,000,000, consisting of 3,490,000,000 shares of Common Stock, par value $0.001 per share, and 10,000,000 shares of Preferred Stock, par value $0.001 per share.

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

On May 29,2026, The Company’s Board of Directors approved issuance of 1,000,000 shares of Series C Preferred Stock to the Company’s founder at cost basis of $0.001 per share, in exchange with settlement of $1,000 debt owned by the Company to its founder.

As of June 30,2026, and December 31, 2025, no Series A and B share of Preferred Stock was issued or outstanding. The Board of Directors may fix and determine the relative rights and preferences of the shares of any established series.

As of June 30,2026, and December 31, 2025, the Company had 1,000,000 shares and 0 share of Series C Preferred Stock outstanding.

Common Stock

The Company has authorized 3,490,000,000 shares of common stock with a par value of $0.001 per share.

During the six months ended June 30, 2025, the Company issued the following common stock:

●	183,366 shares of common stock to two noteholders in connection with security purchase agreements, valued at $623,877 based on market price on grant date.
●	95,600 shares of common stock for compensation of services, valued at $177,401 based on market price on grant date.

During the six months ended June 30, 2026, the Company issued the following common stock:

●	525,849 shares of common stock to one noteholder as commitment shares, valued at $22,664 based on market price on issuance date.

●	565,000 shares of common stock for compensation -management, valued at $52,545 based on market price on grant date.

●	73,998,617 shares of common stock for conversion of convertible notes, valued at $329,182, based on market price on conversion dates.

As of June 30, 2026, and December 31, 2025, the Company had 174,150,989 and 99,061,523 shares of Common Stock outstanding.

Warrants

During the six months ended June 30, 2026, the Company entered following warrant agreement:

20 of 31

Common stock purchase warrant agreement dated February 6,2026, with one noteholder for 1,861,538 shares of common stock, with exercise price equal to $0.0325 per share, for the period of three (3) years. The Company recognized warrant as a liability with its convertible note (See Note 6).

Common stock purchase warrant agreement dated May 29,2026, with one noteholder for 5,000,000 shares of common stock, with exercise price equal to $0.005 per share, for the period of seven (7) years. The Company recognized warrant as a liability with its convertible note (See Note 6).

A summary of activity of the warrants during the six months ended June 30, 2026, as follows:

	Warrants Outstanding		Weighted Average
	Number of	Weighted Average	Remaining life	Fair value
	Warrants	Exercise Price	(years)	on Grant Date

Outstanding, December 31, 2025	13,116,256	$1.178	1.65	$452,315
Granted	6,861,538	0.008	2.03	114,632
Exercised	-	-	-	-
Expired	(9,485,173)	-	-	-
Outstanding, June 30, 2026	10,492,621	$1.178	5.27	$8,005

The intrinsic value of the warrants as of June 30, 2026, is $0.

For the six months ended June 30, 2026, the estimated fair values of the liabilities measured on a recurring basis are as follows:

	Six Months Ended	Year Ended
	June 30,	December 31,
	2026	2025
Term	0.18 - 7.00 years	0.43 - 5.51 years
Expected average volatility	197% - 323%	191% - 335%
Expected dividend yield	-	-
Risk-free interest rate	3.57% - 4.99%	3.48% - 4.08%

Restricted stock awards

On May 9,2025, the Company entered into a consulting agreement with a retainer payment of 200,000 shares of restricted common stock, vesting in equal monthly payment of 16,666 shares of restricted common stock. For the six months ended June 30.2026, the Company recorded stock-based compensation expenses of $258,348 related to vested restricted stock awards of 83,338 shares of restricted common stock.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

The Company is involved from time to time in routine litigation incidental to the conduct of our business. Management believes that no pending litigation matters to which it is a party is likely to have a material adverse effect on the Company’s financial condition or results of operations.

On March 26, 2026, the Company entered into an omnibus amendment to security purchase agreement and convertible note dated May 7,2025 for a new convertible promissory note of $22,000 with interest rate of 6% per annum, and additional commitment shares of 15,000,000 shares of common stock (Note 6). As of June 30,2026, the commitment shares were not issued,

NOTE 11 - SUBSEQUENT EVENTS

Management evaluated all additional events through the date the consolidated financial statements were available to be issued. Based on our evaluation unless noted below, no material events have occurred that require disclosure.

21 of 31

In July and August 2026, the Company issued 301,871,164 shares of common stock for conversion of convertible notes.

In August 2026, the Company confirmed to few note holders that to pay forbearance fee for an aggregate amount of $133,700.

On August 27, 2026, the company entered into a security purchase agreement with an investor for:

(i)

A convertible note of $322,000 with original discount of $30,000, finance charges $10,000, guaranteed interest of $32,200, the principal amount and guaranteed interest shall be due and payable in ten (10) equal monthly payments of $35,420, commencing on October 27,2026 until paid in full not later than July 27, 2027. An event of default, the default rate is (i) the lesser of 22% per annum or (ii) the maximum rate permitted by law. The principal amount and the guaranteed interest are only convertible following and event of default. The conversion price is 102% per share of the lowest traded price over the last 20 trading days on date of conversion.

(ii)

Granted Pre-founded Warrants of 25,000,000 shares, with exercise of purchase rights in whole or in part, at any time on or after the grant date at exercise price of ten zeros and then a 1 ($0.00000000001) share of common stock.

22 of 31

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

During the quarter ending 6/30/26 revenues were $ 34,264 versus $ 55,803 for the same period ending 6/30/25. The gross profit for the period ending 6/30/26 was $ 6,851 versus $ 16,369 for the previous quarter ending 6/30/25.

The revenues generated came primarily from limited sales generated by the GivBux Super App The company has been working on an improved version of its SuperApp with greater functionality and AI integration. The newer version is currently being tested is ready to be launched September 30,2026.

Operating expenses for the period 6/30/26 were $ 316,224 when compared to the operating expenses of $ 553,950 for the period ending 6/30/25. The main decrease in expenses is attributed to less marketing and administrative costs as the company prepares to relaunch its sales efforts through the improved SuperApp. There were interest expenses of $ 281,478 for the period ending 6/30/26 versus $ 269,382 for the same period ending 6/30/26. There was a decrease in fair value of derivative liabilities of $ 130,400 for the period ending 6/30/26 versus an increase of $ 5,320,673 in the period ending 6/30/26. There was a resulting net loss of $ 548,094 for the period ending 6/30/26 versus a net loss of $ 6,104,831 for the same period ending 6/30/25.

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

23 of 31

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

24 of 31

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

25 of 31

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

26 of 31

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

27 of 31

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

28 of 31

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

29 of 31

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

This filing complies with SEC rules and regulations and adheres to financial reporting standards

Certification of disclosure in Reports

We confirm that the information contained in this report is accurate and does not contain any misleading information.

Item 6. Exhibits.

10.1	Replacement Note

10.2	Convertible Promissory Note

10.3	Convertible Promissory Note

31.1	Certification

31.2	Certification

32	Certification

30 of 31

SIGNATURES*

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GivBux Inx
(Registrant)
September 9, 2026
Date
Umesh Singh CEO (Principal Executive Officer)
(Signature) **

September 9, 2026	Michael Arnkvarn ( Principal Financial Officer)
Date	(Signature) **

31 of 31